Form 10KSB/A
period 1995-12-31
MEDPLUS INC /OH/
filed 1996-05-10
CIK 922723

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549
                         __________________

                           FORM 10-KSB/A
                         __________________

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   Commission file
          December 31, 1995                       number Z-24196


                           MEDPLUS, INC.

    An Ohio Corporation                     I.R.S. Employer
                                    Identification No. 48-1094982

          8805 Governor's Hill Drive, Cincinnati, Ohio 45249
                   Telephone Number (513) 583-0500
                           __________________

 Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value
                           (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]    No [  ]
                     __________________

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]
                     __________________

       As of May 9, 1996 the latest practicable date, 5,822,057 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$30,739,008 at that date.

                      __________________

               DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated:

       Registrant's Annual Report to Shareholders for the year ended December 31, 1995:

                        Part I and Part II

       Registrant's definitive Proxy Statement for the May 15,
1996 Annual Meeting of Shareholders:

                             Part III
           ________________________________________________


    Registrant hereby amends the following Items of its Annual
Report on Form 10-KSB for the year ended December 31, 1995, as set forth below. Items not referenced below are not amended. The
Items referenced below are amended only as set forth below:

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's executive officers and directors are as follows:

 NAME                  AGE             POSITION

Richard A. Mahoney     48            Chairman of the
                                     Board, Chief
                                      Executive Officer,
                                     President and Director

E. Andrew Mayo         42            Executive Vice President

Daniel A. Silber       47            Vice President of
                                     Finance and Chief
                                     Executive Officer

Gary L. Price          41            Vice President, Sales

Philip S. Present II   45            Vice President,
                                     Corporate Development

Robert E. Kenny III    40            Secretary and Director

Paul J. Stein          48            Director

Jay Hilnbrand          62            Director and General Manager

Directors are elected annually by the shareholders and serve for one year terms. Officers serve at the discretion of the Board of Directors, and are elected on an annual basis.

     Richard A. Mahoney has been the Company's President and a director of the Company since January 1991. From October 1989 until joining the Company as an officer and full time employee, Mr. Mahoney was President of Mahoney & Associates which financed purchases of MRI and CAT scan equipment.

     E. Andrew Mayo joined the Company in October 1991 as
Executive Vice President.  Prior to that he was the Vice
President, Marketing and Planning of the Greater Baltimore
(Maryland) Medical Center, 1989-1991. From 1986 to 1989 Mr. Mayo was the Vice President, Marketing and Planning of Robinson
Memorial Hospital, Ravenna, Ohio. Prior to 1986 he served as director of marketing for several midwestern hospitals.

     Daniel A. Silber joined the Company as Vice President of Finance and Chief Financial Officer in May, 1995. From 1993 until he joined the Company, he was the Chief Financial Officer for Saturday Knight LTD, a manufacturer and distributer of bathroom accessories. From 1990-1992 Mr. Silber was Chief Financial Officer for Tripton Associates, and from 1976-1990 he was the Chief Financial Officer of Emery Realty, Inc.

     Gary L. Price has been the Company's Vice President, Sales since January 1992. From August 1991 until joining the Company, Mr. Price served as Vice President, Sales for Rubicon Corp., a turnkey provider of laboratory information systems. From January 1988 until August 1991 Mr. Price served as Vice President, Sales for Terrano Corporation, a turnkey provider of laboratory and radiology information systems.

     Philip S. Present II joined the Company in April, 1995 as Vice President, Corporate Development. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG Peat Marwick. Mr. Present was elected to the partnership of KPMG Peat Marwick in 1983 and most recently served as Partner-in-Charge of in the Information, Communications and Entertainment practice responsible for the Ohio Valley and Southeast areas of the United States.

     Robert E. Kenny III, an attorney engaged in the private practice of law since 1980, has served as Secretary and a director of the Company since its inception.

     Paul J. Stein has been a director of the Company since 1991.
Mr. Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

     Jay Hilnbrand has been a director of the Company since April 1994. Mr. Hilnbrand is the General Manager and a director of Universal Document Management Systems, Inc. ("UDMS"), a document management software development company, positions he has held since 1990. UDMS became a wholly-owned subsidiary of MedPlus in December of 1995. Prior to 1990, Mr. Hilnbrand worked in various capacities in the data and document management industries for over 30 years, most recently (1980 to 1990) with Access Corporation, a leading supplier of technical document management systems.

Compliance With Section 16(a) of the Securities Exchange Act of
1934

      During 1995, Philip S. Present II, the Company's Vice-President of Corporate Development purchased approximately 713 shares of the Company's Common Stock, and Daniel A. Silber, the
Company's Vice-President of Finance and Chief Financial Officer, purchased approximately 268 shares of the Company's Common Stock through the MedPlus, Inc. 401(k) Plan. In addition, Robert E.
Kenny III, Secretary and a director of the Company, purchased
2,000 shares of the Company's Common Stock in November 1995.
These purchases were not reported on a timely basis as required by
Section 16(a) of the Securities Exchange Act of 1934. All other transactions executed in 1995 by the Company's directors, officers and beneficial owners, including Messrs. Present, Silber and Kenny, were, to the Company's knowledge, reported in a timely fashion as required by Section 16(a).

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1996, as filed with the Securities and Exchange Commission on or about April 18, 1996, is incorporated herein by reference except with respect to the following table included in such Proxy Statement:

Certain Beneficial Owners

     Under Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, a beneficial owner of a security is any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition need not enjoy the economic benefit of such securities. The following shareholders are known by the Company to have been the beneficial owners of 5% or more of the Company's Common Stock as of December 31, 1995:





Title of  Name and Address            Amount and Nature   Percent
Class     Beneficial Owner           of Ownership        of Class

Common    Richard A. Mahoney         2,974,839 shares      51.21%
Stock     Chairman of the            owned beneficially
          Board, President
          and Chief Executive
          Officer
          8598 Twilight Tear Drive
          Cincinnati, OH  45249

Common    The Keys Plus Irrevoc-     690,938 shares        11.89%
Stock     able Trust                 owned beneficially
          8598 Twilight Tear Drive
          Cincinnati, OH  45249

Common    The Keys Irrevocable       690,937 shares        11.89%
Stock     Trust                      owned beneficially

Common    James W. Harpel            358,150 shares         6.16%
Stock     237 Park Avenue            owned beneficially
          New York, NY  10017

Common    Paul J. Stein              321,400 shares         5.53%
Stock     4041 Harding Drive         owned beneficially
          Westlake, OH  44148
_______________________________

(1) The persons and entities named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in other footnotes to this table.

(2) Total consists of 1,014,725 shares, or 17.47% of the total shares outstanding on December 31, 1995, owned outright by Mr. Mahoney, 1,381,875 shares owned by Mr. Mahoney as trustee for the benefit of certain minor children and with respect to which Mr. Mahoney has sole voting and investment power, 528,239 shares as to which Mr. Mahoney had sole voting power as proxy, and 50,000 shares which Mr. Mahoney had, and continues to have, the option to purchase pursuant to an option granted to him in 1995 in accordance with his employment agreement with the Company.

(3) These shares are also included in the shares shown as beneficially owned by Mr. Mahoney.

(4) Total consists of 3,000 shares, or .05% of the total shares outstanding on December 31, 1995, owned outright by James Harpel, 300,100 shares beneficially owned by Harpel Family LP, 32,200 shares beneficially owned by Harpel Advisory Company, Inc. ("Harpel Advisory") and 22,850 shares owned by members of Mr. Harpel's immediate family and certain Harpel Advisory Pension accounts. Mr. Harpel is the sole general partner of Harpel Family LP and the majority shareholder, a director and President of Harpel Advisory.

(5) Total consists of 303,900 shares, or 5.23 % of the total shares outstanding on December 31, 1995, owned outright by Mr. Stein, 15,000 shares owned by members of Mr. Stein's immediate family and 2,500 shares which Mr. Stein will have the option to purchase as of May 24, 1996. Mr. Stein has shared voting and investment power with respect to the shares owned by members of his immediate family. Mr. Mahoney has sole voting power as a proxy with respect to the 303,900 shares owned outright by Mr. Stein and, accordingly, these shares are also included in the shares shown as beneficially owned by Mr. Mahoney.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                 MEDPLUS, INC., Registrant



                 By:/s/ Richard A. Mahoney
                    Richard A. Mahoney, President

                 Date: May 10, 1996



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                           Date

/s/ Richard A. Mahoney      Chairman of the Board,    May 10, 1996
Richard A. Mahoney          Chief Executive Officer
                            and President (Principal
                            Executive Officer)

/s/ Daniel A. Silber        Vice President of         May 10, 1996
Daniel A. Silber            Finance and Chief
                            Financial Officer
                            (Principal Financial
                            and Accounting Officer)

/s/ Robert E. Kenny III     Secretary and Director    May 10, 1996
Robert E. Kenny III

/s/ Jay Hilnbrand           Director                  May 10, 1996
Jay Hilnbrand

/s/ Paul J. Stein           Director                  May 10, 1996
Paul J. Stein