Form 10QSB
period 1996-03-31
MEDPLUS INC /OH/
filed 1996-05-15
CIK 922723

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

                                (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _________________

Commission file number  Z - 24196

      MEDPLUS, INC.
      (Exact name of registrant as specified in its charter)

             Ohio                       48-1094982

(State or other jurisdiction of         (I.R.S. Employer
                                        Identification No.)
incorporation or organization)


                8805 Governor's Hill Drive, Suite 100
                       Cincinnati, OH  45249
               (Address of principal executive offices)

                            (513) 583-0500
         (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___        No ________

As of March 31, 1996, there were 5,818,824 shares of the Registrant's Common Stock without par value issued and outstanding.








PART 1. FINANCIAL INFORMATION

Item 1:   Financial Statements.


                                    MEDPLUS, INC. and SUBSIDIARY
                                 Consolidated Statements of
Operations

                                           (Unaudited)


                         Three Months Ended   Three Months Ended
                            March 31, 1996       March 31, 1995


Net revenues                        $2,324,757     $1,857,128
Cost of revenues                       909,650        740,071
                                    _____________ ____________
  Gross profit                       1,415,107      1,117,057

Operating expenses:
  Sales and marketing                  738,321       885,034
  Research and development             210,066       128,773
  General and administrative           913,503       325,246
                                    _____________ _____________

     Total operating expenses        1,861,890     1,339,053
                                    _____________ _____________

     Operating loss                   (446,783)     (221,996)

Other income, net                      101,222        38,770
                                    _____________ _____________

     Loss before income tax  benefit  (345,561)     (183,226)

Income tax benefit                         ---       (67,061)
                                    _____________ ______________

     Net loss                        ($345,561)    ($116,165)
                                    _____________ ______________

     Net loss per share                 ($0.06)       ($0.02)
                                    ______________ ______________

  Weighted average number of
    shares of common stock
    outstanding                      5,808,392     4,743,750
                                    ______________ ______________



See accompanying notes to consolidated financial statements.


                         MEDPLUS, INC. and SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)

                                      March 31,       December 31,
                       ASSETS            1996             1995


Current assets:
     Cash and cash equivalents      $ 5,981,337         7,494,094
    Investment securities                   ---           500,020
    Accounts receivable, less
       allowance for doubtful
       accounts of  $50,000 in 1996
       and 1995                       3,250,905         2,799,428
     Other receivables                  208,270           215,688
     Inventories                        473,500          538,274
     Unbilled service contracts         629,533          708,900
     Prepaid expenses and other
       current assets                   460,889          505,426
                                     11,004,434       12,761,830

Investment securities                   295,840          302,730
Unbilled service contracts            1,485,385        1,249,256
Capitalized software
   development costs, net of
   accumulated amortization
   of $548,775 in 1996 and $475,217
   in 1995                            1,468,612        1,265,906
Equipment, furniture and fixtures,
   less accumulated depreciation of
   $284,223 in 1996 and $236,203 in
   1995                               1,001,757          905,365
Excess of cost over fair value of
   net assets acquired, net of
   accumulated amortization of
   $23,670 in 1996 and $6,335 in 1995   919,531        1,040,649
Deferred income taxes                    36,019           36,019
Other assets                             82,483          130,686
                                    $16,294,061       17,692,441


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of obligations
     under capital leases               $52,622           53,093
     Accounts payable                   980,819        1,104,214
     Note payable to bank                80,860               ---
  Payable to selling shareholders
     of Universal Document Managment
     Systems, Inc.                      280,000        1,011,353
  Deferred revenue on unbilled
     service contracts                  629,533          708,900
     Accrued expenses                   782,301        1,181,263
  Deferred revenue                      551,008          560,802
       Total current liabilities      3,357,143        4,619,625

     Deferred revenue on unbilled
     service contracts                1,485,385        1,249,256
  Deferred revenue                       52,661           96,446
     Obligations under capital
     leases, excluding current
     installments                        89,342          103,565
       Total liabilities              4,984,531        6,068,892


Shareholders' equity:
     Common stock, no par value,
       authorized 6,000,000 shares;
       issued and outstanding5,818,824
       in 1996 and 5,808,524 share
       in 1995                            1,058            1,056
     Additional paid-in capital      14,116,923        14,035,728
     Accumulated deficit             (2,722,949)      (2,377,388)
   Unrealized gains on investment
       securities                         2,093            3,258
     Deferred compensation under
       employee stock award             (87,595)         (39,105)
            Total shareholders'
              equity                 11,309,530       11,623,549
                                    $16,294,061       17,692,441


     See accompanying notes to consolidated financial statements.

                  MEDPLUS, INC. and SUBSIDIARY

             Consolidated Statements of Cash Flows
                           (Unaudited)

                                   Three Months      Three Months
                                      Ended             Ended
                                    March 31,          March 31,
                                     1996               1995
                                  _____________      _____________

Cash flows from
 operating activities:
   Net loss                        ($345,561)          ($116,165)
   Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
    Amortization of capitalized
     software development costs       91,596              34,500
    Amortization of deferred
     compensation                     21,207                ---
    Depreciation and
     amortization                     65,355              28,471
    Loss on sale of investment
     securities and equipment,
     furniture and fixtures              ---              (3,676)
    Deferred income taxes                ---             (71,806)
    Changes in assets and
      liabilities:
      Accounts receivable           (451,477)            312,019
      Income tax refund
        receivable, net                  ---              (5,400)
      Other receivables                7,418              10,128
      Inventories                     64,774              52,580
      Prepaid expenses and other
        assets                       196,523             113,193
      Accounts payable and
        accrued expenses            (522,357)            105,816
      Deferred revenue               (53,579)            (33,539)
                                    ___________        __________
        Net cash provided by
        (used in) operating
        activities                  (926,101)            426,121
                                    ___________       __________

Cash flows from investing activities:
      Capitalization of software
        development costs           (294,302)           (131,697)
      Purchase of equipment,
        furniture and fixtures      (144,412)           (154,848)
      Purchases of investment
        securities                       ---            (236,256)
      Proceeds from sales of
        investment securities        505,745             595,316
      Payments to selling
        shareholders in business
        acquistions                 (731,353)                ---
                                    ___________         _________
          Net cash provided by
         (used in) investing
         activities                 (664,322)             72,515
                                    ___________         __________


Cash flows from financing activities:
     Proceeds from issuance
      of common stock, net of
      issusance costs                 11,500                 ---
     Proceeds from borrowing
      on line of credit              431,602                 ---
     Repayments on line of credit   (350,742)                ---
     Principal payments on
      capital lease obligations      (14,694)             (7,012)
                                  _____________          ________
          Net cash provided by
           (used in) financing
           activities                 77,666              (7,012)
                                   _____________         ________
         Net increase (decrease)
           in cash                (1,512,757)            491,624
                                   _____________         ________
Cash and cash equivalents at
    beginning of period            7,494,094             546,998
                                   _____________         ________
Cash and cash equivalents at
    end of period                 $5,981,337          $1,038,622
                                   _____________        ________

Interest paid                     $    6,143          $    3,283
Income taxes paid                        ---              15,161


See accompanying notes to consolidated financial statements.

                 MedPlus, Inc. and Subsidiary

           Notes to Consolidated Financial Statements

                          (Unaudited)

(1)     Description of the Business
       MedPlus, Inc. (the "Company") provides state-of-the-art information management technology and products to customers in the healthcare industry. The Company's products presently consist of the IntelliCode Intelligent Bar Code System ("IntelliCode"), the OptiMaxx Optical Information Management System ("OptiMaxx") and Step 2000 Document Management and Workflow Solutions (Step 2000). IntelliCode is an intelligent bar coding system for hospitals and other healthcare organizations. OptiMaxx is an optical disk-based patient/clinical document management system. Step 2000 is workflow and document management software that enhances the utilization of information on an enterprise-wide basis, regardless of platforms or operating systems. The Company has recently introduced a new product, the ChartMaxx Electronic Patient Record System ("ChartMaxx"), which is an enterprise-wide centralized, electronic patient data repository.

All of the Company's products utilize open architecture and modular design software allowing them to be easily adapted to a client's current information system. The Company's products allow healthcare providers to more efficiently collect, store and retrieve medical information. In addition, the Company's technologies and products are designed to allow healthcare providers to easily and quickly achieve quality and productivity enhancements, physician office integration and cost containment goals.

 (2)     Summary of Significant Accounting Policies

         (a)     Interim Financial Information

     The financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.

         (b)     Significant Accounting Policies

     A description of the Company's significant accounting policies can be found in the footnotes to the Company's 1995 annual financial statements included in its registration statement on Form 10-KSB dated March 29, 1996. These financial statements should be read in conjunction with those footnotes.




 (3)     Net Loss Per Share

     Net loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. During periods of net loss, common stock equivalents are not included in weighted average shares outstanding.


Item No. 2 -- Management's Discussion and Analysis of Financial
Conditions and Results of Operations

     Net revenues for the first quarter were a record $2,324,757, an increase of $467,629 or 25%, over the $1,857,128 reported for the corresponding period in 1995.

The Company successfully completed the installation and implementation of two beta ChartMaxx core systems during the second half of 1995 and has initiated the installation of a third ChartMaxx system in the first quarter of 1996. Net revenues for ChartMaxx were $246,785 in the first quarter of 1996. Revenues for the OptiMaxx optical disk-based patient/clinical information system were $355,805 and $439,037 for the three months ended March 31, 1996 and 1995, respectively. Net revenues from IntelliCode systems were $1,475,714 in 1996 and $1,418,091 in 1995. Net revenues for Step 2000 was $246,453 for the first three months of 1996.

Operating expenses for the three month period were $1,861,890 in 1996 as compared to $1,339,053 in 1995, an increase of 39%. The significant increase is a result of additional personnel in the areas of development and general and administration. Substantial expenditures have been made in the current year to increase market awareness of the Company's products, especially the commercial release of the new ChartMaxx system. The Company has also incurred significant expenses to expand the direct and indirect channels of distribution and to recruit senior management personnel to direct and support the Company's anticipated future growth.

The operating loss for the quarter ended March 31, 1996, was $446,783, as compared to an operating loss of $221,996 for the corresponding 1995 period. The increased loss of $224,787 was primarily due to increased operating expenses as previously discussed. Net results for the three months ended March 31, 1996 were a net loss of $345,561 versus a net loss of $116,165 for the comparable period of 1995.

The average shares outstanding used to compute earnings per share increased from 4,743,750 shares in the first quarter of 1995 to 5,808,392 shares in the first quarter of 1996 primarily due to the issuance of an additional 900,000 shares of stock in the Company's secondary offering in November, 1995.






                     PART II. OTHER INFORMATION

None.











                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MedPlus, Inc.



Date:____________________            By:  /s/___________________

                                          Daniel A. Silber
                                          Chief Financial Officer




          * Pursuant to the last sentence of General Instruction G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report of Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.