Form 10QSB
period 1996-06-30
MEDPLUS INC /OH/
filed 1996-08-13
CIK 922723

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

                                  (Mark One)

          [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                             OR

          [  ]           TRANSITION REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from________________ to _____________


          Commission file number  Z - 24196

                                  MEDPLUS, INC.
            (Exact name of registrant as specified in its charter)

                Ohio                                         48-1094982

          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               identification No.)



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

                              Yes __X__            No ____

          As of August 1, 1996, there were 5,914,806 shares of the Registrant's Common Stock without par value issued and outstanding.

                    PART 1. FINANCIAL INFORMATION

          Item 1:   Financial Statements.


                             MEDPLUS, INC. and SUBSIDIARIES
                         Consolidated Statements of  Operations

                                       (Unaudited)


                                  Three Months               Six Months
                                  Ended June 30,            Ended June 30,
                               1996          1995         1996         1995

          Net revenues  $    2,772,548    1,943,572    5,097,305   3,802,362
          Cost of revenues   1,298,418      793,670    2,374,450   1,572,456
                             ---------    ---------    ---------   ---------

          Gross profit       1,474,130    1,149,902    2,722,855   2,229,906

          Operating expenses:
           Sales and marketing 936,034      759,164    1,703,356   1,600,201
          Research and
             development        55,403      138,723      172,105     217,996
           General and
             administrative    882,518      245,957    1,694,001     626,136
                             ---------    ---------    ---------   ----------

          Total operating
            expenses         1,873,955    1,143,844    3,569,462   2,444,333

          Operating profit
            (loss)            (399,825)       6,058     (846,607)   (214,427)

          Other income, net     86,574       40,462      187,796      77,571

          Income (loss) before
            income tax
            (benefit) expense (313,251)      46,520     (658,811)  (136,856)

          Income tax (benefit)
            expense              ---         17,212        ---       (50,000)
                              --------       ------      -------      ------

          Net income (loss)$  (313,251)      29,308     (658,811)    (86,856)
                           ------------      ------      -------      ------

          Net income (loss)
            per share      $     (0.05)        0.01        (0.11)      (0.02)
                           -----------       ------      -------      ------

          Weighted average
            number of shares
            of common stock
            outstanding      5,858,669    4,743,750    5,836,399   4,743,750





                See accompanying notes to consolidated financial statements.

                      MEDPLUS, INC. and SUBSIDIARIES
                       consolidated Balance Sheets
                               (Unaudited)

                                           June 30,       December 31,
                   ASSETS                     1996               1995

          Current assets:

            Cash and cash equivalents    $ 4,501,904       7,494,094
            Investment securities            305,872         500,020
            Accounts receivable, less
              allowance for doubtful
              accounts of $80,000 in 1996
              and $50,000 in 1995          4,234,632       2,799,428
            Other receivables                202,545         215,688
            Inventories                      342,880         538,274
            Unbilled service contracts       875,771         708,900
            Prepaid expenses and other
              current assets                 484,976         505,426
                  Total current assets    10,948,580      12,761,830

          Investment securities                ---           302,730
          Unbilled service contracts       1,230,723       1,249,256

          Capitalized software
            development costs, net of
            accumulated amortization of
            $640,372 in 1996 and $475,217
            in 1995                        1,839,969       1,265,906

          Equipment, furniture and
            fixtures, less accumulated
            depreciation of $339,041 in
            1996 and $236,203 in 1995      1,087,819         905,365
          Excess of cost over fair value
            of net assets acquired, net
            of accumulated amortization
            of $53,675 in 1996 and $6,335
            in 1995                          964,966       1,040,649
          Deferred income taxes               34,820          36,019
          Other assets                        97,163         130,686
                                          __________      __________
                                       $  16,204,040      17,692,441
                                          ----------      ----------
                                          ----------      ----------



                       LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
            Current installments of
            obligations under capital
              leases                   $      48,826          53,093
            Amount due under line
              of credit                      200,000            ---
            Accounts payable                 967,139       1,104,214
            Accrued expenses                 608,649       1,181,263
            Payable to selling
              shareholders of Universal
              Document Managment
              Systems, Inc.                  163,093       1,011,353
            Deferred revenue on unbilled
              service contracts              875,771         708,900
            Deferred revenue                 620,830         560,802
                Total current liabilities  3,484,308       4,619,625

          Obligations under capital
            leases, excluding current
            installments                      75,057         103,565
          Deferred revenue on unbilled
            service contracts              1,230,723       1,249,256
          Deferred revenue                    48,022          96,446
              Total liabilities            4,838,110       6,068,892

          Shareholders' equity:

            Common stock, no par value,
              authorized 15,000,000
              shares, issued and
              outstanding 5,901,806
              in 1996 and 5,808,524
              share in 1995                    1,073           1,056
            Additional paid-in capital    14,465,400      14,035,728
            Accumulated deficit           (3,036,199)     (2,377,388)
            Unrealized gain on investment      2,041           3,258
            Deferred compensation under
            employee stock award plan        (66,386)        (39,105)
              Total shareholders' equity  11,365,929      11,623,549
                                          ----------      ----------
                                       $  16,204,039      17,692,441
                                          ----------      ----------
                                          ----------      ----------



                 See accompanying notes to consolidated financial statements.

                             MEDPLUS, INC. and SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                         Six months
                                                       ended June 30,
                                                     1996            1995
                                                  ---------       ---------
          Cash flows from operating activities:
            Net loss                           $   (658,811)        (86,856)
            Adjustments to reconcile net loss
            to net cash used in operating
              activities:
              Amortization of capitalized
                software development costs          184,960          69,000
              Amortization of deferred
                compensation costs                   43,270            ---
              Depreciation and amortization         150,450          56,941
              Realized (gain) loss on sale of
                investment securities and
                equipment,furniture and fixtures    (18,507)            769
              Provision for loss on doubtful
                accounts                             30,000            ---
              Deferred income taxes                    ---          (59,760)
              Changes in assets and liabilities:
                 Accounts receivable             (1,465,204)        (13,723)
                 Other receivables                   13,143        (135,896)
                 Inventories                        195,394        (331,714)
                 Prepaid expenses and other
                   assets                            54,536          80,424
                 Accounts payable and accrued
                   expenses                        (609,186)        445,028
                 Income taxes payable                 ---            (5,400)
                 Deferred revenue                    11,604         (49,188)
                                                  ---------        ---------
                   Net cash used in operating
                     activities                  (2,068,351)        (30,375)
                                                  ---------        ---------

          Cash flows from investing activities:
            Capitalization of software
              development costs                    (759,023)       (299,964)
            Purchases of equipment, furniture
              and fixtures                         (255,564)       (265,208)
            Purchases of investment securities        ---          (236,256)
            Proceeds from sales of investment
              securities and equipment, furniture
              and fixtures                          514,802       1,300,450
            Payments to selling sharedolders
              of Universal Document Management
              Systems, Inc.                        (848,260)        ---
            Other payments made in acquisitions
              of businesses                        (102,157)        ---
                                                   ---------      ---------
              Net cash provided by (used in)
                investing activities              1,450,202)        499,022
                                                    ---------     ---------


          Cash flows from financing activities:
            Proceeds from issuance of common
              stock                                 359,138           ---
            Proceeds from borrowing on line of
              credit                              1,214,540         462,156
            Repayments on line of credit         (1,014,540)       (356,857)

            Principal payments on capital
              lease obligations                     (32,775)        (14,064)
                                                    ---------     ---------
              Net cash provided by financing
                activities                          526,363          91,235
                                                    ---------     ---------
              Net increase (decrease) in cash    (2,992,190)        559,882
                                                    ---------     ---------
              Cash and cash equivalents at
                beginning of period               7,494,094         546,998
                                                    ---------     ---------
          Cash and cash equivalents at end of
            period                             $  4,501,904       1,106,880
                                                    ---------     ---------
                                                    ---------     ---------
          Interest paid                        $     10,817           6,635
                                                    ---------     ---------
                                                    ---------     ---------
          Income taxes paid                    $      ---            15,170
                                                    ---------     ---------
                                                    ---------     ---------




                    See accompanying notes to consolidated financial statements.
                         MedPlus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 (Unaudited)

          (1)  Description of the Business

               MedPlus, Inc. (the "Company") provides state-of-the-art information management technology and products and consulting services to customers in the healthcare industry. The Company's products presently consist of the IntelliCode( Intelligent Bar Code System ("IntelliCode"), the OptiMaxx( Optical Information Management System ("OptiMaxx"), the ChartMaxx Electronic Patient Record System ("ChartMaxx"), and Step 2000( Document Management and Workflow Solutions (Step 2000). IntelliCode is an intelligent bar coding system for hospitals and other healthcare organizations. OptiMaxx is an optical disk-based patient/clinical document management system. ChartMaxx is an enterprise-wide centralized, electronic patient data repository. Step 2000 is workflow and document management software that enhances the utilization of information on an enterprise-wide basis, regardless of platforms or operating systems. With its acquisition of FutureCORE, Ltd ("FutureCORE"), the Company has also begun to provide process automation and improvement services, primarily in the areas of patient care and laboratory services (see Note 3).

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

               (b)  Significant Accounting Policies

               A description of the Company's significant accounting policies can be found in the footnotes to the Company's 1995 annual financial statements included in its registration statement on Form 10-KSB dated March 29, 1996. The accompanying financial statements should be read in conjunction with those footnotes.

               (c)  Net Income (Loss) Per Share

               Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. During periods of net loss, common stock equivalents are not included in weighted average shares outstanding.

               (d)  Reclassifications

               Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the current year presentation.


          (3)  Acquisition of FutureCORE

               Effective June 28, 1996, the Company acquired all of the assets of FutureCORE, Ltd. ("FutureCORE"), a hospital, laboratory and physician services consulting firm. The acquisition has been accounted for under the purchase method, and the financial position and results of operations of FutureCORE have been included in the Company's consolidated financial statements since the date of the acquisition.

               The total consideration paid for these assets consisted of cash of $61,250. The asset purchase agreement also provides for additional consideration contingent upon the future net revenue and contribution margin performance of FutureCORE as it relates to its backlog as of June 28, 1996. The purchase price for FutureCORE has been allocated to the identifiable tangible and intangible assets acquired based on their fair market value. The additional contingent consideration, if earned, would be accounted for as an additional cost of the acquisition.

          (4)  Commitment

               The Company signed a letter of agreement with a software company ("software company"), dated July 12, 1996, in which the Company, on or before January 31, 1997, agreed to either (a) pay $1.65 million to the software company in return for 75% of the common shares of the software company, or (b) secure a funding commitment for the software company's operations in the amount of $1.65 million from investors and/or lenders. In the event the Company secures a funding commitment from investors and/or lenders, then the software company will grant the Company the option to purchase 75% of the common shares of the software company. The Company's option would be immediately exercisable and remain open until December 31, 1999.

               Under the agreement, the Company will fund the operations of the software company until funding has begun under either option discussed in the preceding paragraph. If the Company pays the software company $1.65 million for the common shares, then such purchase price will be reduced by any funds previously paid to the software company to fund its operations plus interest. If the Company secures funding for the software company from investors and/or lenders for $1.65 million, then upon the software company's receipt of such funding, it will immediately reimburse the Company for any funds previously paid to it plus interest. Interest will be equal to the prime rate announced by the Company's primary bank lender plus 1% per annum.

               The software company provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

          Item No. 2 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations

          Net revenues for the second quarter were a record $2,772,548, an increase of $828,976 or 43% over the $1,943,572 reported for the comparable period in 1995. For the six months ended June 30, 1996, net revenues were also a record at $5,097,305, an increase of $1,294,943 or 34% over the $3,802,362 reported for the comparable period in 1995. The increase in net revenues for both periods is a result of revenues from the ChartMaxx and Step 2000 products which the Company did not begin selling until the third and fourth quarters of 1995, respectively. The Company completed the installation and implementation of its third ChartMaxx system during the second quarter of 1996, and initiated the installation of a fourth system in the second quarter. The increase in net revenues is also a result of the continued growth of IntelliCode revenues. IntelliCode's market penetration continues to increase, and order sizes are increasing as IntelliCode becomes used in more departments within hospitals.

          Operating expenses for the second quarter of 1996 were $1,873,955 compared to $1,143,844 for 1995, an increase of 64%. Operating expenses were $3,569,462 and $2,444,333, respectively, for the six months ended June 30, 1996 and 1995, an increase of 46%. The increase is a result of additional personnel in the areas of development, sales, marketing and administration and substantial expenditures which have been made in the current year to increase market awareness of the Company's products, especially the commercial release of the new ChartMaxx system. The Company has also incurred significant expenses to expand the direct and indirect channels of distribution and to recruit senior management personnel to direct and support the Company's anticipated future growth. Operating expenses as a percentage of net revenues, however, decreased in the second quarter of 1996 relative to the first quarter of 1996. This trend is expected to continue over the remainder of the year.

          The Company's net loss for the second quarter of 1996 was $313,251 compared to net income in 1995 of $29,308. For the six months ended June 30, 1996, the net loss was $658,811 compared to a net loss of $86,856 for the comparable period in 1995. The net losses are a result of the increased operating expenses discussed in the preceding paragraph.

          The average shares outstanding used to compute earnings per share increased from 4,743,750 shares in the second quarter of 1995 to 5,901,806 shares in the second quarter of 1996 primarily due to the issuance of 1,000,000 shares of stock in the Company's secondary offering in November, 1995, and the exercise by underwriters of a warrant to purchase a total of 110,000 shares of common stock during August and September 1995 and May 1996

          The Company signed a letter of agreement with a software company ("software company"), dated July 12, 1996, in which the Company, on or before January 31, 1997, agreed to either (a) pay $1.65 million to the software company in return for 75% of the common shares of the software company, or (b) secure a funding commitment for the software company's operations in the amount of $1.65 million from investors and/or lenders. In the event the Company secures a funding commitment from investors and/or lenders, then the software company will grant the Company the option to purchase 75% of the common shares of the software company. The Company's option would be immediately exercisable and remain open until December 31, 1999.

          Under the agreement, the Company will fund the operations of the software company until funding has begun under either option discussed in the preceding paragraph. If the Company pays the software company $1.65 million for the common shares, then such purchase price will be reduced by any funds previously paid to the software company to fund its operations plus interest. If the Company secures funding for the software company from investors and/or lenders for $1.65 million, then upon the software company's receipt of such funding, it will immediately reimburse the Company for any funds previously paid to it plus interest. Interest will be equal to the prime rate announced by the Company's primary bank lender plus 1% per annum. The software company provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.
                  PART II. OTHER INFORMATION

          Items 1 - 3.   None.

          Item 4.

               (a) The Company held its annual meeting of shareholders on May 15, 1996.

               (b) Richard A. Mahoney, Robert E. Kenny III, Paul J. Stein and Jay Hilnbrand were re-elected as members of the board of directors at the annual shareholders' meeting. Directors are elected annually and serve one year terms.

               (c) The following matters were voted upon at the annual shareholders' meeting held on May 15, 1996: election of the board of directors, an amendment to the Articles of Incorporation and an amendment to the Company's 1994 Long-Term Stock Incentive Plan ("Plan").

                    Richard A. Mahoney, Robert E. Kenny III, Paul J. Stein and Jay Hilnbrand were each re-elected as members of the board of directors with 5,613,145 votes for, 515 votes against, 8,325 abstentions and 74,025 broker non-votes.

                    The amendment to the Company's Articles of Incorporation was to increase the number of shares of Common Stock which the Company is authorized to issue from 6,000,000 to 15,000,000 shares. This amendment was passed with 5,583,315 votes for, 29,450 votes against, 11,020 abstentions and 74,025 broker non-votes. Further information regarding this amendment may be found in the Company's Proxy Statement dated April 17, 1996 which is herein incorporated by reference.

                    The amendment to the Company's 1994 Long-Term Stock Incentive Plan was to (a) increase the maximum aggregate number of shares of Common Stock subject to Stock Incentives that may be granted to participants in the Plan from 350,000 to 1,000,000 and (b) increase the limitation on the maximum amount of Common Stock subject to Stock Incentives which may be granted to any person during any calendar year from 50,000 to 100,000 in the event of a grant made to a recipient upon the recipient's initial hiring by the Company, or in the event of a grant made to a recipient in lieu of a cash bonus. This amendment was passed with 4,069,833 votes for, 81,428 votes against, 15,350 abstentions and 1,526,714 broker non-votes. Further information regarding this amendment may be found in the Company's Proxy Statement dated April 17, 1996 which is herein incorporated by reference.

          Item 5.        None.

          Item 6.        Exhibits and Reports on Form 8-K

                         (a)  Exhibits

                              10. 1     Asset Purchase Agreement, dated
                                          June 28, 1996

                                 10.2     Letter Agreement, dated July 12,
                                          1996

                                  27      Financial Data Schedule

                         (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MedPlus, Inc.




          Date:  8/13/96                  By:  /s/   Daniel A. Silber

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