Form 10QSB
period 1996-09-30
MEDPLUS INC /OH/
filed 1996-11-14
CIK 922723

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB

                                 (Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 1996


                                    OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE  SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to _____________
Commission file number  Z - 24196


                               MEDPLUS, INC.
         (Exact name of registrant as specified in its charter)

            Ohio                           48-1094982
(State or other jurisdiction of   (I.R.S. Employer Id. No.)
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

                         Yes    X       No

As of November 1, 1996, there were 5,918,406 shares of the Registrant's Common Stock without par value issued and outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                              MEDPLUS, INC. and SUBSIDIARIES
                                            Consolidated Statements of Operations
                                                        (Unaudited)
                                                         Three Months                          Nine Months
                                                     Ended September 30,                   Ended September 30,
                                                         1996               1995             1996              1995
                                                   _____________      ____________      ___________        ____________
Net revenues                                       $2,806,479         2,596,883          7,902,784          6,399,245
Cost of revenues                                    1,406,481         1,189,958          3,780,757          2,762,414
                                                   _____________      ____________      ___________        ____________

   Gross profit                                     1,399,998         1,406,925          4,122,027          3,636,831

Operating expenses:
   Sales and marketing                              1,090,911           832,854          2,711,041          2,433,055
   Research and development                           254,527           212,678            455,735            430,674
   General and administrative                         790,028           334,184          2,528,812            960,167
                                                   ____________       ___________       ___________         ___________

     Total operating expenses                       2,135,466         1,379,716          5,695,588          3,823,896
                                                   ____________       ___________       ___________         ___________

     Operating profit (loss)                         (735,468)           27,209         (1,573,561)          (187,065)

Other income, net                                      58,520            25,867            236,799            103,435
                                                   ____________       ___________       __________          ___________

     Income (loss) before income tax
     (benefit) expense                               (676,948)           53,076         (1,336,762)           (83,630)

Income tax (benefit) expense                             --              19,700              --               (30,150)
                                                   ____________       __________        ____________        ____________

     Net income (loss)                             $ (676,948)           33,376         (1,336,762)           (53,480)

                                                   ____________       __________         ___________         ___________
                                                   ____________       __________         ___________         ___________

     Net income (loss) per share                   $    (0.11)             0.01              (0.23)             (0.01)
                                                   ____________       __________         ___________         ___________
                                                   ____________       __________         ___________         ___________


    Weighted average number of shares
     of common stock outstanding                    5,913,749          4,827,298          5,862,371          4,788,426
                                                   ____________       __________         ___________         ___________
                                                   ____________       __________         ___________         ___________


See accompanying notes to consolidated financial statements.

                               MEDPLUS, INC. and SUBSIDIARIES
                              Consolidated Balance Sheets
                                         (Unaudited)


                                                                         September 30,     December 31,
 ASSETS                                                                      1996              1995
                                                                          ___________     ____________
 Current assets:
    Cash and cash equivalents                                          $   4,180,525       7,494,094
    Investment securities                                                    305,632         500,020
    Accounts receivable, less allowance for doubtful accounts
        of $80,000 in 1996 and $50,000 in 1995                             3,655,470       2,799,428
    Other receivables                                                        285,089         215,688
    Inventories                                                              753,075         538,274
    Unbilled service contracts                                               648,805         279,410
    Prepaid expenses and other current assets                                476,831         505,426
                                                                          __________      ___________
        Total current assets                                              10,305,427      12,332,340
                                                                          __________     ____________

Investment securities                                                        ---             302,730
Unbilled service contracts                                                 1,015,074         943,446
Capitalized software development costs, net of accumulated
   amortization of $731,969 in 1996 and $457,178 in 1995                   2,065,734       1,265,906
Equipment, furniture and fixtures, less accumulated depreciation of
   $390,946 in 1996 and $236,203 in 1995                                   1,287,563         905,365
Excess of cost over fair value of net assets acquired, net of
   accumulated amortization of $81,513 in 1996 and $6,335 in 1995            932,128       1,040,649
Other assets                                                                  96,843         166,705
                                                                           __________     ___________

                                                                       $  15,702,769      16,957,141
                                                                          ___________     ___________
                                                                          ___________     ___________


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of obligations under capital leases            $      46,643          53,093
   Accounts payable                                                        1,370,103       1,104,214
   Accrued expenses                                                          757,293       1,181,263
   Payable to selling shareholders of Universal Document
   Management Systems, Inc.                                                   ---          1,011,353
   Deferred revenue                                                          775,874         560,802
   Deferred revenue on unbilled service contracts                            648,805         279,410

                                                                           _________       __________
        Total current liabilities                                          3,598,718       4,190,135
                                                                           _________       __________

Obligations under capital leases, excluding current installments              66,395         103,565
Deferred revenue                                                              49,418          96,446
Deferred revenue on unbilled service contracts                             1,015,074         943,446
                                                                           _________       _________
        Total liabilities                                                  4,729,605       5,333,592
                                                                           _________       _________

Shareholders' equity:
   Common stock, no par value, authorized 15,000,000 shares;
        issued and outstanding 5,918,406 shares in 1996
        and 5,808,524 shares in 1995                                         1,092             1,056
   Additional paid-in capital                                           14,729,477        14,035,728
   Accumulated deficit                                                  (3,714,150)       (2,377,388)
   Unrealized gain on investment                                             1,920             3,258
   Deferred compensation under employee stock award plan                   (45,175)          (39,105)
                                                                        __________        __________
        Total shareholders' equity                                      10,973,164        11,623,549
                                                                        __________        __________

                                                                       $15,702,769        16,957,141
                                                                        __________        __________
                                                                        __________        __________

   See accompanying notes to consolidated financial statements

                                    MEDPLUS, INC. and SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                              Nine months
                                                                          ended September 30,
                                                                          1996           1995
Cash flows from operating activities:                                  _________      _________
     Net loss                                                         $(1,336,762)     (53,480)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
        Amortization of capitalized software development costs            274,791      104,314
        Amortization of deferred compensation costs                        64,478          --
        Depreciation and amortization                                     238,098      110,157
        Realized (gain) loss on sale of investment securities and
           equipment, furniture and fixtures                              (13,846)      10,584
        Provision for loss on doubtful accounts                            30,000          --
        Deferred income taxes                                                --        (52,232)
        Changes in assets and liabilities:
           Accounts receivable                                           (886,042)  (1,189,367)
           Other receivables                                              (69,401)    (166,862)
           Inventories                                                   (214,801)    (130,002)
           Prepaid expenses and other assets                               97,359       81,699
           Accounts payable and accrued expenses                          (57,581)     496,707
           Income taxes payable                                               --        (5,400)
           Deferred revenue                                               168,044       90,016
                                                                         __________   __________
              Net cash used in operating activities                    (1,705,663)    (703,866)
                                                                         __________   __________

Cash flows from investing activities:
     Capitalization of software development costs                      (1,074,619)    (588,946)
     Purchases of equipment, furniture and fixtures                      (514,779)    (323,825)
     Purchases of investment securities                                       --      (236,256)
     Proceeds from sales of investment securities and equipment,
           furniture and fixtures                                         515,385    1,279,260
     Payments to selling shareholders of Universal Document
           Management Systems, Inc.                                      (850,625)        --
     Other payments made in acquisitions of businesses                   (102,157)        --
                                                                        ___________    __________

              Net cash provided by (used in) investing activities      (2,026,795)     130,233

Cash flows from financing activities:
     Proceeds from issuance of common stock                               462,509      287,453
     Proceeds from borrowing on line of credit                          1,311,969      829,564
     Repayments on line of credit                                      (1,311,969)    (829,564)
     Principal payments on capital lease obligations                      (43,620)     (36,767)
                                                                        __________     _________

             Net cash provided by financing activities                    418,889      250,686
                                                                        __________    ___________
             Net decrease in cash                                      (3,313,569)    (322,947)
Cash and cash equivalents at beginning of period                        7,494,094      546,998
                                                                        ___________    ___________

Cash and cash equivalents at end of period                            $ 4,180,525      224,051
                                                                        ___________    ___________
                                                                        ___________    ___________

Interest paid                                                             $12,412       11,397
                                                                        ___________    ___________
                                                                        ___________    ___________

Income taxes paid                                                     $     --              --
                                                                        ___________    ___________
                                                                        ___________    ___________

See accompanying notes to consolidated financial statements.

                          MedPlus, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements

                                  (Unaudited)

(1)  Description of the Business

     MedPlus, Inc. (the "Company") provides state-of-the-art information management technology products and consulting services to customers in the healthcare industry. The Company's products presently consist of the IntelliCode( Intelligent Bar Code System ("IntelliCode"), the OptiMaxx( Document Archival and Retrieval System ("OptiMaxx"), the ChartMaxx Electronic Patient Record System ("ChartMaxx"), and Step2000( Workflow, Document Management, and Application Development System (Step 2000). IntelliCode is an intelligent bar coding system for hospitals and other healthcare organizations. OptiMaxx is an optical disk-based document archival system. ChartMaxx is an enterprise-wide electronic patient data repository. Step2000 is workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. With its acquisition of FutureCORE, Ltd ("FutureCORE"), the Company has also begun to provide process improvement and automation services, primarily in the areas of patient care and laboratory services (see Note 3).

     All of the Company's products are based on an open architecture and are modular in design allowing them to easily integrate with a client's current information system. The Company's products allow healthcare providers to more efficiently collect, store and retrieve medical information. In addition, the Company's technologies and products are designed to allow healthcare providers to improve quality, increase productivity, and integrate with the physician office, while reducing overall costs.

(2)  Summary of Significant Accounting Policies

     (a)  Interim Financial Information

     The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.

     (b)  Significant Accounting Policies

     A description of the Company's significant accounting policies can be found in the footnotes to the Company's 1995 annual consolidated financial statements included in its Annual Report on Form 10-KSB dated March 29, 1996. The accompanying consolidated financial statements should be read in conjunction with those footnotes.


     (c)  Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. During periods of net loss, common stock equivalents are not included in weighted average shares outstanding.

     (d)  Supplemental Cash Flow Information

     In April 1996, the Company issued 14,249 shares of common stock valued at $160,728 to the selling shareholders of Universal Document Management Systems, Inc. ("UDMS") in satisfaction for contingent consideration earned from the period December 14, 1995 to December 31, 1995 in accordance with the UDMS acquisition agreements. As this was a non-cash transaction, it has not been presented in the Consolidated Statements of Cash Flows.

     (e)  Reclassifications

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

(4)  Commitments and Contingency

    (a)  Commitment

     The Company signed a letter of agreement with a software company ("software company"), dated July 12, 1996, in which the Company, on or before January 31, 1997, agreed to either (a) pay $1.65 million to the software company in return for 75% of the common shares of the software company, or (b) secure a funding commitment for the software company's operations in the amount of $1.65 million from investors and/or lenders. In the event the Company secures a funding commitment from investors and/or lenders, then the software company will grant the Company the option to purchase 75% of the common shares of the software company. The Company's option would be immediately exercisable and remain in effect until December 31, 1999.

     Under the agreement, the Company will fund the operations of the software company until funding has begun under either option discussed in the preceding paragraph. If the Company pays the software company $1.65 million for the common shares, then such purchase price will be reduced by any funds previously paid to the software company to fund its operations plus interest. If the Company secures funding for the software company from investors and/or lenders for $1.65 million, then upon the software company's receipt of such funding, it will immediately reimburse the Company for any funds previously paid to it plus interest. Interest will be equal to the prime rate announced by the Company's primary bank lender plus 1% per annum. The Company had advanced approximately $108,000 to the software company under this agreement as of September 30, 1996.

     The Company has also provided a corporate guarantee to a leasing company under which the Company has guaranteed the payments due by the software company under certain lease agreements for equipment and furniture. The amounts due under the leases, which terminate in 1999 and 2001, are approximately
$135,000.

     The software company provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.


(b)  Litigation

     In 1995, a former supplier filed a complaint against the Company alleging breach of contract and trade libel. The Company then filed a counterclaim against the supplier in January of 1996. The Company and the supplier reached a settlement agreement under which the Company paid the supplier approximately $28,000 and wrote off approximately $26,000 in amounts due from the supplier. An agreed order of dismissal was entered in September of 1996 which dismissed the supplier's complaint and the Company's counterclaim.







































Item No. 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net revenues for the third quarter were a record $2,806,479, an increase of $209,596 or 8% over the $2,596,883 reported for the comparable period in 1995. For the nine months ended September 30, 1996, net revenues were also a record at $7,902,784, an increase of $1,503,539 or 23% over the $6,399,245 reported for the comparable period in 1995. The increase in net revenues for both periods is primarily a result of revenues from the ChartMaxx and Step 2000 products which the Company did not begin selling until the third and fourth quarters of 1995, respectively. The Company completed the installation of its fourth ChartMaxx system in the third quarter of 1996.

Operating expenses for the third quarter of 1996 were $2,135,466 compared to $1,379,716 for 1995, an increase of 55%. Operating expenses were $5,695,588 and $3,823,896, respectively, for the nine months ended September 30, 1996 and 1995, an increase of 49%. The increase is a result of an increase in personnel from 61 to 106 over the past twelve months. The personnel increase related to additional employees in the areas of sales, marketing, product development, customer support, administration and the Company's new subsidiaries, Universal Document Management Systems and FutureCORE. Substantial expenditures have also been made in the current year to increase market awareness of the Company's products, especially the commercial release of the new ChartMaxx system. The Company also recorded a $54,000 charge associated with the settlement of a lawsuit by a former supplier in the third quarter.

The Company's net loss for the third quarter of 1996 was $676,948 compared to net income in 1995 of $33,376. For the nine months ended September 30, 1996, the net loss was $1,336,762 compared to a net loss of $53,480 for the comparable period in 1995. The net losses are a result of the increased operating expenses discussed in the preceding paragraph. The Company's net operating loss carryforwards for Federal income tax purposes at September 30, 1996 are estimated to be approximately $3,035,000. These carryforwards are available to offset Federal taxable income, if any, through 2011.

The weighted average shares outstanding for the three months ended September 30, 1996 were 5,913,749 as compared to 4,827,298 for the comparable period in 1995. Weighted average shares outstanding increased primarily due to the issuance of an additional 900,000 shares of stock in the Company's secondary offering in November of 1995, and the exercise by underwriters of warrants to purchase a total of 110,000 shares of common stock during August and September of 1995 and May of 1996.

The Company signed a letter of agreement with a software company ("software company"), dated July 12, 1996, in which the Company, on or before January 31, 1997, agreed to either (a) pay $1.65 million to the software company in return for 75% of the common shares of the software company, or (b) secure a funding commitment for the software company's operations in the amount of $1.65 million from investors and/or lenders. In the event the Company secures a funding commitment from investors and/or lenders, then the software company will grant the Company the option to purchase 75% of the common shares of the software company. The Company's option would be immediately exercisable and remain in effect until December 31, 1999.

Under the agreement, the Company will fund the operations of the software company until funding has begun under either option discussed in the preceding paragraph. If the Company pays the software company $1.65 million for the common shares, then such purchase price will be reduced by any funds previously paid to the software company to fund its operations plus interest. If the Company secures funding for the software company from investors and/or lenders for $1.65 million, then upon the software company's receipt of such funding, it will immediately reimburse the Company for any funds previously paid to it plus interest. Interest will be equal to the prime rate announced by the Company's primary bank lender plus 1% per annum. The Company had advanced approximately $108,000 to the software company under this agreement as of September 30, 1996. The software company provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

The Company has also provided a corporate guarantee to a leasing company under which the Company has guaranteed the payments due by the software company under certain lease agreements for equipment and furniture. The amounts due under the leases, which terminate in 1999 and 2001, are approximately $135,000.


PART II. OTHER INFORMATION

Item 1.     Legal Proceeding

      In 1995, a former supplier filed a complaint against the Company alleging breach of contract and trade libel. The Company then filed a counterclaim against the supplier in January of 1996. The Company and the supplier reached a settlement agreement under which the Company paid the supplier approximately $28,000 and wrote off approximately $26,000 in amounts due from the supplier. An agreed order of dismissal was entered in September of 1996 which dismissed the supplier's complaint and the Company's counterclaim.


Items 2-4.     None

Item 5.  Other Information

On November 5, 1996, the Company issued the attached press release announcing that its Board of Directors has authorized management to repurchase up to 500,000 shares of its stock in the open market commencing on or after November 6, 1996, announcing certain employment decisions and announcing that it expects its fourth quarter results of operations to result in a loss for the period.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10 Cross Corporate Guarantee, dated October 3, 1996.

            99 Press release, dated November 5, 1996.

            27 Financial Data Schedule

        (b) No reports on Form 8-K filed during the quarter for which this report is filed.


                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MedPlus, Inc.



Date:   11/14/96                    By: /s/Daniel A. Silber

                                        Daniel A. Silber
                                        Chief Financial Officer




* Pursuant to the last sentence of General Instruction G to Form
10-QSB, Mr. Daniel A. Silber has executed this Quarterly report of Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.



Index to Exhibits

       10.1 Cross Corporate Guarantee, dated October 3, 1996.

       99.1 Press release, dated November 5, 1996.

       27 Financial Data Schedule