Form 10-K405
period 1996-12-31
MEDPLUS INC /OH/
filed 1997-03-28
CIK 922723

MEDPLUS, INC.




















                              1996 Annual Report
                               and Form 10-KSB
                               March  27, 1997
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

    For the fiscal year ended:   December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from  ______________ to

Commission file number: Z-24196

                                MEDPLUS, INC.

           (Name of small business issuer in its charter)


         OHIO                               48-1094982
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


8805 Governor's Hill Drive, Suite 100, Cincinnati OH 45249
  (Address of principal executive offices)        (Zip Code)

Issuer's telephone number            513-583-0500

Securities registered under Section 12(b) of the Exchange Act:

                              None
Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, No Par Value
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenues for its fiscal year ended December 31, 1996 were $10,940,456.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 1996 was $18,143,097 based on the closing price of such stock on that date as reported on the Nasdaq National Market.

There were 5,919,206 shares of the issuer's no par value common stock outstanding as of December 31, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes    No X

INTEGRATED REPORTS TO SECURITY HOLDERS

Pursuant to General Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Issuer's Annual Report to Security Holders for its fiscal year ended December 31, 1996 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

A list of the exhibits to this Form 10-KSB is included in Part III hereof under the caption "Exhibits and Reports on Form 8-K." MedPlus, Inc. will provide a copy of any such exhibit to any of its shareholders upon written request and payment of a copying charge of $.10 per page. Requests for copies should be directed to: Investor Relations, MedPlus, Inc., 8805 Governor's Hill Drive, Suite, 100, Cincinnati, Ohio 45249.


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

MedPlus, Inc. (the "Company") was incorporated in 1991.  The
Company's principal executive offices are located at 8805
Governor's Hill Drive, Suite 100, Cincinnati, Ohio, 45249.  The
Company's telephone number is (513) 583-0500.

MedPlus provides state-of-the-art information management technology products and consulting services to customers predominantly in the health care industry. The Company sells and supports hardware and software solutions to meet the needs of health care organizations. The Company's products include electronic record patient systems, optical archival systems, intelligent bar coding systems, object-oriented workflow and document management systems and laboratory, business office and physician office integration services. The Company's products and services are designed to allow health care providers to easily and quickly achieve quality and productivity enhancements and cost containment goals which are increasingly imposed upon them by legal and regulatory requirements as well as economic and consumer pressures.

Industry Background

The health care industry has entered a period of profound change involving economic, regulatory and operational factors. The Company's strategy is intended to capitalize on the trend toward more spending by the health care industry on information systems and services such as those offered by the Company.

Economic. The dramatic increase in health care costs in the United States has caused significant change in the health care industry. Managed care organizations (such as health maintenance organizations, preferred providers and independent physician associations) and other payers have developed alternative payment models to control costs, including procedure-based cost limitations, contractually approved providers and capitation (a fixed monthly fee for members as payment for all required services). The result has been a continuing shift of financial risk from the payers to both the physician/provider and the institutional/provider (hospitals, clinics, long-term care, acute providers and rehabilitative care centers). In response, health care organizations are aligning themselves with one another in order to form integrated delivery systems in an effort to lower costs and compete more effectively in the changing health care environment.

The economic viability of many providers will be dependent upon their ability to continue to provide quality health care services while dramatically cutting costs and increasing productivity. The delivery of health care services is both labor and information intensive because the functions of tracking, organizing, retrieving, evaluating and generally managing the high volume of data that providers generate are essential to any provider. Compared to other industries, the health care industry has been slow to automate its information management needs.

Hospitals, because of the lack of efficiency incentives, historically have underinvested in information technology, spending only 1-2% of their operating budgets on information technology compared to the 6-8% allocated by other industries for information technology. However, in a report issued by Smith Barney, spending on health care information technology is growing at an accelerating rate. According to Sheldon Dorenfest and Associates, hospital expenditures for computer related products and services have increased more than 70% since 1990. U.S. hospitals plan to invest more than $14 billion in information systems in the next three years according to the Input Study, Revolutionary Changes in Hospital IT Applications.

Regulatory. Various regulatory bodies have begun to focus on the information management function. For example, the Joint Commission for Accreditation of Health Care Organizations ("JCAHO"), which is responsible for accrediting all hospitals, has determined that records management can have an important clinical impact. JCAHO has begun to impose specific information management requirements for accreditation. Most of the new requirements mandate performance levels which will be difficult to achieve without computerization. The Company's products and services are specifically designed to help providers comply with these requirements.

Operational. Hospitals and other health care organizations are comprised of numerous departments, such as the accounting, laboratory, radiology, pharmacy, medical records, business office and clinical areas. The information management requirements of these departments tend to be quite distinct. To the extent they have purchased computerized systems, most hospitals have historically acquired a collection of separate, stand-alone information systems for their various departments. Moreover, even within a particular systems category, such as the laboratory, there are no system standards. Numerous vendors sell proprietary systems which often are not directly compatible with either competitive systems or the systems of other departments. MedPlus products and services enhance the capabilities of these systems by adding functionality not otherwise resident on these systems.

Strategy

Recognizing all of these factors, the Company's business strategy since its inception has been to focus on specific health care information problems that the Company believes have not been adequately addressed by other vendors. It is the Company's goal to develop appropriate information management systems which address the market needs, are affordable, and can be easily integrated with the major systems currently in place at most health care organizations in the United States. MedPlus products and services are designed to permit customers to leverage their existing investments in computerized information systems rather than forcing them to replace entire systems at a much greater cost.

MedPlus concentrates on five specific segments of information technology for the health care industry: automated data collection, data storage and retrieval, electronic patient records, document management and workflow solutions and process engineering and consulting services. These technologies and services offer immediate benefits to health care organizations on a cost-efficient basis. The Company considers these five areas to be key subsets which directly affect the health care provider's efficiency at utilizing its existing information systems. The Company believes this niche has enabled it to provide high technology solutions at an affordable user cost. Over time, it is the Company's intention to adapt its current products to changing needs, to develop or acquire new products and services, and to address selected information management needs throughout the typical health care organization.

Products and Services

The Company pursues the automated data collection segment of the health care industry through its IntelliCode Intelligent Bar Code System product line, the automated data storage and retrieval segment through its OptiMaxx Archival System product line, the computerized electronic patient record system segment through its ChartMaxx Electronic Patient Record System and the document management and workflow solutions through its Step2000 Process Manager. Its product strategy is to design systems with open architecture and modular functionality which are compatible with most existing systems to which they will interface, without requiring any support or cooperation from the systems vendors. By designing products to be entirely independent of other system vendors, potential customer acceptance of MedPlus products is not limited in any way by their existing information system configurations, and the Company's ability to market its products is generally not subject to the cooperation of third party systems vendors. In July 1996, the Company acquired FutureCORE Ltd., which specializes in health care automation, systems integration, and business process engineering and consulting. FutureCORE will also assist the Company in its strategic role as an integrator of electronic patient record systems between hospital and physician offices.

IntelliCode Intelligent Bar Code Systems

MedPlus offers an array of data collection devices including hand-held scanners and direct thermal and thermal transfer bar code label printers that are "intelligent." Each printer's intelligence is derived from resident software, which runs on the Company's proprietary microprocessor or "board" within the printer. By providing custom programming with its proprietary software, MedPlus fulfills the particular requirements of each user. The software allows immediate interface with virtually any computer information system and allows the printer to print in all prevalent bar code symbologies. As a result of this "plug and play" capacity, the Company's printers generally do not require any system modifications or system manufacturer special support. In 1996, the Company introduced a line of bar code label printers that feature an on-board modem which enables the Company to remotely capture and perform programming procedures on its bar code printers. The product launch also included a new hand-held data collection unit and two products offered as options with the printers - a network module which enables the bar code printers to print from multiple information systems on a Token Ring or Ethernet network and software which allows users to develop and modify their own bar code label formats. The Company believes this independence from other vendors, which its printer intelligence permits, in addition to its new products and enhancements, provide a significant competitive advantage over other printer companies whose products can be used only with the assistance and cooperation of information system sellers.

OptiMaxx Archival System

The Company offers an optical disk storage and retrieval system under the name OptiMaxx which is specially configured for hospitals, medical practices and other health care providers. It consists of hardware (optical drives, disk "jukeboxes", personal computers) and software purchased from outside vendors, combined with the Company's software in a manner that provides specific benefits to health care industry users. At its most basic level, OptiMaxx permits a user to automatically store on an optical disk any data that it previously would have printed out of its system and then stored as paper or on microfilm/microfiche. OptiMaxx can also scan in and manage existing paper documents.

A key feature of OptiMaxx is its ability to capture data directly from existing computer information systems without special software or other interfaces and without any data manipulation. Most optical storage systems must have the "host" information system computer configure files in a specific manner or convert the electronic format of the outgoing data into a particular format, often proprietary, which the optical system can then recognize and use when the data is received. OptiMaxx, which was designed to act as a system peripheral (such as a printer), can work with most host systems without the need for data configuration by the host system. Every host system must have the capacity to output data to a printer, and OptiMaxx can accept any such output "as is" without any special treatment by the host system. Moreover, OptiMaxx itself does not convert or change the incoming data. OptiMaxx stores the data and can retrieve it in its native format, without conversion. In 1996, the Company introduced a beta version of OptiMaxx which operates on the Windows NT operating system. The Company believes the addition of Windows NT, which is considered to be one of the most robust and open operating systems in the software industry, will provide a significant competitive advantage in the future.


ChartMaxx Electronic Patient Record System

The ChartMaxx system, which has been installed and is operational in four hospital locations, is a turnkey medical records information system which combines multiple technical and functional approaches to computer-based patient records development. The result is an integrated software and hardware platform which:

- Creates complete, digital medical records which meet all administrative and legal requirements.

- Manages multimedia digital data (structured and unstructured) in both report-oriented and discreet data element formats.

-  Manages scanned documents (imaging).
- Manages workflow and the work processes associated with health information management.

- Builds a data repository based on an SQL (an industry standard)database and mass storage.

- Forms a system which has both enterprise-wide and remote connections.

- Provides application software to further automate the medical records and patient accounts departments.

- Is useful to providers of care and other health care staff members.

- Facilitates communication of clinical information within the health care organization and to external sources.

Beyond the immediate benefits of automating an organization's medical records department and creating an electronic patient record, MedPlus is creating a data repository which can encompass the entire integrated delivery system. MedPlus has also created the interface to integrate the physician office into the network and create a patient record that is seamless throughout a total delivery system. The integrated hospital/physician office medical records system will be beta tested at a Florida hospital beginning in April 1997.

Workflow, Document Management, and Application Systems

In December 1995, the Company acquired Universal Document Management Systems, Inc. ("Universal Document"). The principal product of this entity is the Step2000 Process Manager, which transparently integrates existing hardware and software into a complete, fully functional workflow, document management and application development system for a variety of vertical markets. Functions such as data base connectivity, security, screen creation and related sign-off procedures can be implemented in the graphical environment of this product.

Step2000 has a high level point-and-click approach whereby custom applications can be built without programming. The open architecture is a universal system allowing customers to mix and match a wide variety of platforms, networks, operating systems and databases. Step2000 is a complete client/server solution in one system that spans marketing, sales, general office, engineering and manufacturing applications. Step2000 improves product and service quality and meets market standards and government regulations. The Company believes Step2000's ability to provide workflow, document management and application development capabilities in one integrated product provides a significant advantage over competitors that only provide one or two of these capabilities. The product's open architecture is also seen as a competitive advantage.

Consulting Services

The acquisition of FutureCORE, in July 1996, significantly enhanced the Company's product lines by providing consultative system analysis and process improvement methodologies in laboratories, physician offices, hospitals, major health care instrumentation firms and integrated delivery networks. Now, rather than just providing new technology for health care providers, the Company has the unique advantages of being able to assist the health care providers in re-engineering their existing processes while implementing the Company's product lines so as to maximize the return on the investment in technology. The services provided by FutureCORE include program management involving project planning, analysis and planning involving workflow analysis, process flow charting, productivity improvements, modeling and process simulation.
Sales and Marketing

The Company utilizes selected strategic resellers and reference selling arrangements and also employs a direct sales force to market its products. Its sales philosophy is to provide consultative selling services to end users, conducted by both direct and indirect sales sources who are knowledgeable about the health care industry and information management technologies.

Because of the "plug and play" nature of its products, the Company is able to market its products directly to end users, and is not required to enter into costly technical support, joint selling or other collaborative selling arrangements with vendors of health information systems merely to obtain access to the market. However, the Company has found it to be advantageous to enter into reseller and reference seller agreements for strategic reasons, including increased acceptance by customers due to the association with familiar vendors and exposure to the existing customer bases of the resellers and reference sellers. Presently, the Company has entered into strategic reseller, reference selling and preferred vendor arrangements with health care industry suppliers including Abbott Laboratories Diagnostic Division (instrumentation to clinical laboratories), Transcend Services, Inc. (medical records systems), Columbia/HCA (laboratory information systems), Beckman Instruments (chemistry instrumentation to clinical laboratories), Sunquest Information Systems (laboratory information systems), Shared Medical Systems (hospital information systems), Continental Health care Systems (pharmacy systems) and Medicus Systems Corporation (medical records systems).

Product Manufacturing and Sources

The Company does not possess substantial internal manufacturing capacity and instead relies upon third party manufacturers to fulfill its hardware requirements. This reliance on outside suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Bar code printers are contractually manufactured by third parties with appropriate nondisclosure and other protections the Company deems appropriate. The other hardware incorporated into the Company's products, such as bar code scanners, optical disk drives and computers, are non-proprietary items which are potentially available from multiple sources, although the Company currently has limited its purchases to certain vendors based on delivery, service and cost factors. To the extent the Company relies on single sources of components, it is vulnerable to potential disruptions in supply should such a manufacturer become insolvent or otherwise experience production problems. The Company believes, however, that any such disruption would be temporary since there are numerous alternative sources of supply available.

The Company relies to a large extent on licensed third party software which is integrated through the use of proprietary software. The Company's internal software development capacity is limited, and the Company therefore concentrates its efforts on developing and enhancing proprietary software that enables various third party software products to work together. MedPlus must rely on the third party suppliers for enhancements and ongoing support for the acquired products. The failure of one or more of such vendors to provide services for any reason could, at least temporarily, adversely affect the Company's business.

Product Development

The Company believes that continued investment in research and development is critical to its long-term growth and success. The Company's product development strategy is to continue to focus on specific health care related information management requirements and to expand its existing product lines by adapting them to additional but related health care applications. The Company is presently concentrating its developmental efforts on the ChartMaxx Electronic Patient Record System, as well as enhancing the capabilities of the IntelliCode Intelligent Bar Code Systems, the OptiMaxx Archival System, and the Step2000 Process Manager.

The Company's total product development expenditures were $2,030,271, $1,497,751 and $631,012 for the years ended December
31, 1996, 1995 and 1994, respectively.

Competition

The market for information technology in the health care industry is intensely competitive. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, product pricing, the reputation and stability of the information systems provider, the features and capabilities of the information systems, ongoing support for such systems, the potential for enhancements thereto and, technical and financial resources. Certain MedPlus competitors have significantly greater resources than the Company. In addition, the Company's products compete with other technologies as well as similar products developed by other companies, and other major information management companies may enter the markets in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant pricing pressures that could have a material adverse effect on the Company's business.

There can be no assurance that the Company will be able to continue to compete successfully with its existing or any future competitors. However, the Company believes that it possesses certain competitive advantages, in particular its concentration on the health care market which enables it to tailor all of its products for that particular market, rather than attempting to design and sell products of a more generic nature. The "plug and play" compatibility of its products with most of the information systems with which they must interact also constitutes an advantage over its present competitors, most of whom must secure the support and cooperation of third party vendors in order for their products to operate. Also, any future enterprise-wide systems will likely be quite expensive and may not be attractive to hospitals which already have substantial investments in numerous departmental systems and may have limited budgets for future purchases.

Licenses and Proprietary Rights

To a significant degree, the Company's products consist of third party hardware and software integrated with some proprietary hardware and software of the Company. The Company does not hold any patents or copyrights with respect to any of its products, nor does it expect to apply for any patents or copyrights in the foreseeable future. To the extent possible, the Company attempts to protect its use of third party hardware and software with contractual exclusivity and nondisclosure provisions, but because the Company does not own the rights to these third party products, there can be no assurance that competitors or others will not attempt to integrate the same or similar products into systems competitive with those sold by the Company. To protect its proprietary product components, the Company relies upon the law of trade secrets, nondisclosure agreements with employees and others, and restrictions incorporated into agreements with customers. Notwithstanding these safeguards, it could be possible for competitors to obtain and/or imitate the Company's software and/or hardware. Further, there can be no assurance that others will not independently develop products similar or superior to those of the Company. The Company also explores technology developed by other entities that may be licensed or acquired in an effort to reduce the product development cycle or to complement existing product lines.

Federal trademark protection has been obtained for the MedPlus name and the name that the Company uses for its printer labels, Flexilabel. Federal trademark protection is also pending for the name "IntelliCode." The Company has entered into an agreement to use the name ChartMaxx with the owner of the trademark, and has applied for trademark protection for the name OptiMaxx.

Employees

As of December 31, 1996 the Company had 112 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel who are in great demand.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 33,000 square feet of high quality office space in Cincinnati, Ohio where it maintains its principal offices. The lease term runs through June 2002 with annual base rents ranging from $231,500 to $317,000.

ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market under the symbol "MEDP." On May 24, 1994, the common stock commenced trading on the Nasdaq Small Cap Market ("NSM"). Beginning November 21, 1995, the Company's common stock commenced trading on the Nasdaq National Market ("NNM") tier of the Nasdaq Stock Market. There were approximately 102 record holders and approximately 1100 beneficial owners of the Company's common stock as of March 26, 1997.
The following table sets forth, for the periods indicated, as reported by Nasdaq, the range of high and low closing bids of the Company's common stock on the NNM. All prices are rounded to the nearest one-eighth, and bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Year/Quarter             High           Low

1995
First Quarter                      $ 8.250        $ 6.125
Second Quarter                       8.625          6.125
Third Quarter                       10.750          7.375
Fourth Quarter                      11.125          8.375

1996
First Quarter                      $12.250        $ 8.125
Second Quarter                      15.625         10.625
Third Quarter                       14.375         10.000
Fourth Quarter                      11.250          5.000

The Company has not paid any cash dividends since its inception and presently anticipates that earnings, if any, will be retained for future development of the Company's business. No dividends on its common stock will be declared in the foreseeable future.

On December 29, 1995, the Company issued 99,274 shares of the Company's common stock valued at $868,648 to the former shareholders of Universal Document as part of the consideration for the acquisition of Universal Document. On April 16, 1996, the Company issued an additional 14,249 shares of the Company's common stock valued at $160,728 to the former shareholders of Universal Document as part of the contingent consideration earned in 1995 for the acquisition of Universal Document. A complete description of the terms of the Universal Document acquisition is hereby incorporated by reference to the Company's Report on Form 8-K filed on January 2, 1996. The transaction in connection with which these shares were issued did not involve any public offering and as such the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The securities were purchased with no view to distribution thereof by the sole shareholders of a closely-held company acquired by the Company.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

General

Since its inception in 1991, the Company has provided state-of-the-art information management technology products and services to customers predominantly in the health care industry. The Company has continued to develop systems that enable health care providers to more efficiently collect, store and retrieve medical information. It has been the Company's practice to continue to develop new products, enhance existing applications, make selected strategic acquisitions, and introduce consulting services, which has led to significant revenue growth since the commencement of operations. The Company's products presently consist of the IntelliCode [tm] Intelligent Bar Code System ("IntelliCode"), the OptiMaxx[tm] Archival System ("OptiMaxx"), the ChartMaxx [tm]Electronic Patient Record System ("ChartMaxx"), and Step 2000 Workflow, Document Management, and Application Development System (Step 2000). IntelliCode is an intelligent bar coding system for hospitals and other health care organizations. OptiMaxx is an optical disk-based archival system. ChartMaxx is an enterprise-wide electronic patient record system. Step 2000 is workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or
operating environment.   With its acquisition of FutureCORE, Ltd.
("FutureCORE"), the Company has also begun to provide process improvement and automation consulting services, primarily in the areas of patient care and laboratory services.

The Company's revenues are derived from systems sales, bar code
label sales, service contracts and consulting services.   System
sales consist of software licenses for proprietary software, third party software and hardware, and related installation. The gross profit on system sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from service contracts include software and hardware maintenance and support. Consulting services include implementation, training, custom software development and process improvement. Sales of bar code labels are made to customers who have installed the Company's IntelliCode Intelligent Bar Code Systems. Revenues from service contracts, consulting services and bar code labels are expected to increase as the number of installed systems increases. Gross profit on service contracts, consulting services and bar code labels may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer service, implementation and consulting personnel.

The decision by a health care provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

Revenue is recognized in accordance with the provisions of
Statement of Position 91-1, Software Revenue Recognition.   For
intelligent bar coding systems and workflow and document management software licenses, revenue is recognized at the time of
shipment.   For optical disk-based archival systems, revenue is
recognized upon delivery and customer acceptance of the system. Revenue is recognized on electronic patient record systems using a percentage-of-completion method based on meeting specified
performance milestones over the term of the contract.   Revenues
from labels are recognized at the time of shipment and service contract revenues are recognized ratably over the term of the
contracts.   Revenues from consulting services are recognized in
the period in which the services are performed.

Results of Operations

The following table presents, for the periods indicated, information derived from the Company's Consolidated Statements of Operations, expressed as a percentage of total revenues, with the exception of the cost of system sales and the cost of service, consulting and other revenues which are expressed as a percentage of the respective revenue components:

                                         Years ended December 31,

                                 1996         1995           1994

Revenues:
    System sales                 65.9%        76.3%         73.6%
    Service, consulting
       and other revenues        34.1         23.7           26.4
                                _____        _____          _____
          Total revenues        100.0        100.0          100.0
Cost of revenues                 50.1         46.1           44.2
                                _____        _____          _____
  Gross profit                   49.9         53.9           55.8
                                _____         ____           ____

  Operating expenses (1)         74.8         83.0           51.6
                                _____         ____           ____
  Operating income (loss)       (24.9)       (29.1)           4.2
   Other income (expense), net    2.3         (1.1)           1.5
                                _____         ____           ____
    Income (loss) before
     income taxes               (22.6)       (30.2)           5.7
      Income taxes                  -          0.2            2.1
                                _____         ____           ____
Net income (loss)               (22.6)%      (30.4)%          3.6%
                                _____         ____           ____
                                _____         ____           ____
Cost of system sales             45.7%       42.8%           38.6%

  Cost of service,
   consulting and other
   revenue                       58.5         56.7           59.7


(1) Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the timing of system sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company. Instead, the data in the table is presented solely for the purpose of reflecting the relationship of operating expenses to total revenues for the periods indicated.

Years Ended December 31, 1996 and 1995

Revenues. Revenues for the year ended December 31, 1996 were $10,940,456, an increase of $2,335,885, or 27% over the $8,604,571 reported for the comparable period in 1995. System sales increased $640,533 or 10% from 1995. Service, consulting and other revenues increased $1,695,352 or 83% from 1995. The increase from service, consulting and other revenues resulted primarily from higher service revenues as the Company's installed systems base continues to grow and higher consulting revenues related to the Universal Document and FutureCORE subsidiaries.

Gross Profit. Gross profit for the year ended December 31, 1996 was $5,462,524 and $4,636,755 for the year ended December 31, 1995, an increase of 18%. The overall gross profit margin decreased from 54% in 1995 to 50% in 1996. Competitive pricing pressures and higher capitalized software amortization led to a decrease in gross profit margin on systems sales from 57% in 1995 to 54% in 1996. Gross profit margins on service, consulting, and other revenues decreased from 43% to 41% due to lower than expected utilization of consulting and implementation personnel as margins on service contracts and label sales remained even with prior year.

Operating Expenses. Operating expenses increased from $7,139,620 in 1995 to $8,185,200 in 1996, an increase of $1,045,580 or 15%.
Excluding a non-recurring charge of $1,465,697 in 1995 related to the in-process technology acquired in the acquisition of Universal Document, operating expenses increased $2,511,277 or 44% from 1995. The increase is a result of an increase in personnel related to employees in the areas of sales, marketing, product development, administration and the Company's new subsidiaries, Universal Document and FutureCORE. Substantial expenditures were also made in the current year to increase market awareness of the Company's products.

Net Loss. The Company's net loss for 1996 was $2,472,192 compared to a net loss of $2,616,277 in 1995. The net loss in 1996 is a result of the increased operating expenses discussed in the preceding paragraph and lower than expected revenues. No income tax benefit has been recorded related to the 1996 net loss. The Company is in a loss carryforward position with approximately $5,129,000 of net operating loss carryforwards as of December 31, 1996 available to offset future Federal taxable income.

The weighted average number of shares outstanding for 1996 was 5,876,482 shares compared to 4,906,530 shares for 1995. The increase in the weighted average number of shares outstanding is primarily due to the issuance of 900,000 shares of stock in the Company's the secondary offering in November 1995.

Years Ended December 31, 1995 and 1994

Revenues. Revenues for the year ended December 31, 1995 were $8,604,571, an increase of $1,961,879, or 30% over the $6,642,692 reported for the comparable period in 1994. System sales increased $1,675,339 or 34% from 1994 primarily due to enhanced market awareness of the OptiMaxx system, additional OptiMaxx sales personnel, the initial installations of ChartMaxx systems, and Step2000 sales subsequent to the date of acquisition for Universal Document. Service, consulting and other revenues increased $286,540 or 16% from 1994 due to higher service revenues resulting from an increase in the installed base of all systems.

Gross Profit. Gross profit for the year ended December 31, 1995 was $4,636,755 and $3,705,849 for the year ended December 31, 1994, an increase of 25%. The overall gross profit margin decreased from 56% in 1994 to 54% in 1995. The gross profit margin on systems sales decreased from 61% in 1994 to 57% in 1995. Gross profit margins on service, consulting, and other revenues increased from 40% in 1994 to 43% in 1995 due to an increase in revenues from service contracts.

Operating Expenses. Operating expenses increased from $3,427,088 in 1994 to $7,139,620 in 1995, an increase of 108%. Included in operating expenses in 1995 is a non-recurring charge of $1,465,697 related to the in-process technology acquired in the acquisition of Universal Document which was expensed at the date of acquisition. Technological feasibility had not been reached for the acquired in-process technology, as further development activities such as validation, quality assurance and beta testing were required to be completed. The acquired technology represented proprietary software and had no alternative future use. The Company added a significant number of employees in the areas of development, sales, marketing and administration. Substantial expenditures were made in 1995 to increase market awareness of the Company's products, especially the commercial release of the ChartMaxx product. The Company also incurred significant expenses to expand the direct and indirect channels of distribution and to recruit senior management personnel to direct and support the Company's anticipated growth.

Net Loss. While net revenues increased 30% over the comparable year, the significant increases in operating expenses and the charge for the acquired in-process technology resulted in a loss of $2,616,277 in 1995. Net income in 1994 was $238,889. In addition, as a result of the operating loss and the tax ramifications of the Universal Document acquisition, the Company did not record a tax benefit related to the 1995 net loss.

The weighted average number of shares outstanding for 1995 was 4,906,530 shares compared to 4,178,757 shares for 1994. The increase in the weighted average number of shares outstanding is attributable to the Company's secondary offering in November 1995.

Inflation

To date, inflation has not had a material impact on the Company's operations.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product development, the expansion of its sales and marketing organization and anticipated revenue growth. The Company has financed its operations and working capital needs through the sale of common stock, bank borrowings, and capital lease financing agreements. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, and investments in and advances to companies which are deemed to have strategic value to the Company.

The Company currently maintains a $10,000,000 line of credit which is secured by substantially all of its assets. In December 1996, the Company amended the credit agreement to extend the term to December 31, 1998. At December 31, 1996, the maximum amount available under the line of credit was approximately $6,950,000. No amounts were outstanding under this line of credit at December 31, 1996 and 1995.

The Company's Board of Directors authorized a common stock
repurchase program in November 1996.   Under the program, the
Company may purchase up to 500,000 shares of the Company's common
stock.   As of December 31, 1996, no shares have been purchased
under this program.

The Company signed a letter of agreement with DiaLogos, Inc. ("DiaLogos"), dated July 12, 1996, which was subsequently amended on January 31, 1997, in which the Company, on or before March 31, 1998, agreed to either (a) pay $1.65 million to DiaLogos in return for 75% of the common shares of DiaLogos, (b) secure a funding commitment for DiaLogos' operations in the amount of $1.65 million from investors and/or lenders, or (c) pay a portion of the $1.65 million as consideration for less than 75% of the common shares of DiaLogos, and secure a funding commitment for the remainder of the
$1.65 million from investors or lenders.   In the event the
Company secures a funding commitment from investors and/or lenders, then DiaLogos will grant the Company the option to purchase 75% of the common shares of DiaLogos less any shares already purchased by the Company and/or investors identified by
the Company.   The Company's option would be immediately
exercisable and remain in effect until December 31, 1999.

Under the agreement, the Company will continue to fund the operations of DiaLogos until funding has been obtained as
discussed in the preceding paragraph.   If the Company or
investors identified by the Company decide to directly fund any portion of the $1.65 million, then, at the Company's or investors' option, any amount paid to DiaLogos shall be considered payment
for a percentage of common shares of DiaLogos.   If the Company
secures funding for DiaLogos from investors and/or lenders for $1.65 million, then upon DiaLogos' receipt of such funding, DiaLogos will immediately reimburse the Company for any funds
previously paid to it plus interest.   Interest will be equal to
the prime rate announced by the Company's primary bank lender plus
1% per annum.

As of December 31, 1996, the Company had advanced $369,000 to DiaLogos. The Company has also converted an additional $110,000 of advances into an equity interest in DiaLogos' common shares. This investment has been accounted for on the equity method, and it has been included in other assets at the net amount of $85,000
at December 31, 1996.   Subsequent to December 31, 1996, the
Company arranged for approximately $400,000 of funding for DiaLogos from investors, which consisted of officers and directors
of the Company.   The proceeds of this funding will be used to
repay advances made by the Company prior to December 31, 1996.
It is the Company's current intention to find other investors to fulfill part or all of the remaining funding commitment to DiaLogos.

The Company has also provided a guarantee to a leasing company under which the Company has guaranteed the payments due by DiaLogos under certain lease agreements for equipment and
furniture.   The future amounts due under the leases, which
terminate in 1999 and 2001, are approximately $135,000. DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.
Universal Document has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of the combined companies. The acquisition of or combination with these resellers and integrators would be concurrent with and contingent upon a successful public offering. The consulting agreements grant the consulting firms warrants to acquire up to 20% of the common shares of Universal Document outstanding prior to a public or private offering of Universal Document stock. One warrant is exercisable for a period of three years from the date that Universal Document completes a public or private offering while the other warrant expires February 19, 2000. The warrants will cease to be effective, however, if a public offering of stock of Universal Document is not completed or if the consulting agreements are terminated prior to a public or private offering.

The Company believes that its cash and cash equivalents, investment securities, available line of credit, and cash generated from operations will be sufficient to finance its expected growth and cash requirements for at least the next twelve months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations, consistent and timely collections of accounts receivable and additional sources of liquidity such as additional equity offerings or debt financings.


ITEM 7.  FINANCIAL STATEMENTS.

Information called for by this item is set forth in the Company's
Consolidated Financial Statements contained in this report and is herein incorporated by this reference. Specific financial statements and supplemental data can be found at the pages listed in the following index:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Page Number
Description                                         In This Report

Independent Auditors' Report
  of KPMG Peat Marwick LLP                               F-2

Consolidated Balance Sheets as
 of December 31, 1996 and 1995                           F-3

Consolidated Statements of Operations
 for the years ended December 31, 1996,
 1995 and 1994                                           F-4

Consolidated Statements of
 Shareholders' Equity for the years
 ended December 31, 1996, 1995 and 1994                  F-5

Consolidated Statements of Cash Flows
 for the years ended December 31, 1996,
 1995 and 1994                                           F-6

Notes to Consolidated Financial Statements          F-7 to F-23

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None




KPMG Peat Marwick LLP
1600 PNC Center
201 E. 5th Street
Cincinnati, OH  45202





                   Independent Auditors' Report





The Board of Directors
MedPlus, Inc.:

We have audited the accompanying consolidated balance sheets of MedPlus, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedPlus, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                         /s/ KPMG Peat Marwick LLP


February 28, 1997




F-2

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995


           ASSETS                               1996        1995

Current assets:
    Cash and cash equivalents              2,700,607   7,494,094
    Investment securities                    300,510     500,020
    Accounts receivable, less allowance
       for doubtful accounts of $100,000
       in 1996 and $50,000 in 1995         3,676,614   2,848,495

    Other receivables                        463,098     215,688
    Inventories                              827,619     538,274
    Unbilled service contracts               325,352     279,410
    Prepaid expenses and
       other current assets                  617,737     456,360
                                          __________  __________
              Total current assets         8,911,537  12,332,341

Investment securities                           -        302,730
Unbilled service contracts                 1,137,575     943,446
Capitalized software development
       costs, net                          2,278,358   1,265,906
Fixed assets, net                          1,462,818     905,365
Excess of cost over fair value
       of net assets acquired, net           911,402     940,149
Other assets                                 145,454     166,704
                                          __________  __________
                                        $ 14,847,144  16,856,641
                                          __________  __________

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of
    obligations under capital leases      $   38,154      53,093
    Accounts payable                       1,417,760   1,003,714
    Accrued expenses                       1,063,109   1,181,263
    Payable to selling shareholders
       of Universal Document                     -     1,011,353
    Deferred revenue                         897,224     560,802
    Deferred revenue on unbilled
       service contracts                     325,352     279,410
                                           _________   _________
        Total current liabilities          3,741,599   4,089,635
Obligations under capital leases,
    excluding current installments            81,229     103,565
Deferred revenue                              28,748      96,446
Deferred revenue on unbilled
    service contracts                      1,137,575     943,446
                                           _________   _________

         Total liabilities                 4,989,151   5,233,092
                                           _________   _________

Shareholders' equity:
    Common stock, no par value, authorized
      15,000,000 shares; issued and outstanding
      5,919,206 shares in 1996 and
      5,808,524 shares in 1995                 1,076       1,056
    Additional paid-in capital            14,734,036  14,035,728
    Accumulated deficit                   (4,849,580) (2,377,388)
    Unrealized gains on investment
      securities                               1,824       3,258
    Deferred compensation under employee
      stock award plan                       (29,363)    (39,105)
                                         ___________ ___________

        Total shareholders' equity         9,857,993  11,623,549
                                         ___________ ___________
Commitments
                                        $ 14,847,144  16,856,641
                                         ___________ ___________

See accompanying notes to consolidated financial statements.

F-3
                       MEDPLUS, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

              Years Ended December 31, 1996, 1995, and 1994


                                       1996      1995      1994

Revenues:
    Systems sales                 $ 7,205,316  6,564,783 4,889,444
    Service, consulting, and
       other revenues               3,735,140  2,039,788 1,753,248
                                   __________  _________ _________
           Total revenues          10,940,456  8,604,571 6,642,692

Cost of revenues:
    Systems sales                   3,291,373  2,812,184 1,889,449
    Service, consulting, and
       other revenues               2,186,559  1,155,632 1,047,394
                                   __________  _________ _________
           Total cost of revenues   5,477,932  3,967,816 2,936,843
                                   __________  _________ _________
           Gross profit             5,462,524  4,636,755 3,705,849

Operating expenses:
    Sales and marketing             4,083,250  3,392,359 2,070,034
    Research and development          660,424    692,033   187,143
    General and administrative      3,441,526  1,589,531 1,169,911
    Acquired in-process technology      -      1,465,697      -
                                   __________  _________ _________
           Total operating
                  expenses          8,185,200  7,139,620 3,427,088
                                   __________  _________ _________
    Operating income(loss)         (2,722,676)(2,502,865)  278,761
Other income(expense), net            252,381    (91,796)   97,885
                                   __________  _________ _________
    Income(loss)before
        income taxes               (2,470,295)(2,594,661)  376,646
Income taxes                            1,897     21,616   137,757
                                   __________  _________ _________
            Net income(loss)     $ (2,472,192)(2,616,277)  238,889
                                   __________  _________ _________
Net income(loss)per share        $      (0.42)     (0.53)      .06
                                   __________  _________ _________
Weighted average number
    of shares of common
    stock and common stock
    equivalents outstanding         5,876,482  4,906,530 4,178,757
                                   __________  _________ _________

See accompanying notes to consolidated financial statements.

                          MEDPLUS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
                                                                                      Deferred
                                                                           Unrealized   comp-
                                                                  Retained   gains    ensation
                                                                  earnings  (losses)   under      Total
                                                      Additional  (accumu-     on     employee    share-
                                   Common Stock         paid-in    lated   investment   stock    holders'
                                Shares        Amount    capital   deficit) securities award plan  equity
                               __________   _________  _________  ________ __________ __________ _________
Balances at December 31, 1993  3,355,000    $     610     330,150  (27,374)      -         -       303,386
Change in tax status
  to C Corporation                 -            -         (27,374)  27,374       -         -         -
Shares surrendered               (41,250)          (8)      -         -          -         -            (8)
Issuances of common stock,
  net of issuance costs        1,265,000          230   4,866,631     -          -         -     4,866,861
Options exercised                165,000           30      14,220     -          -         -        14,250
Tax benefit associated
  with exercise of options         -            -          40,400     -          -         -        40,400
Net income                         -            -           -      238,889       -         -       238,889
Unrealized losses on
 investment securities,
 net of income tax benefit         -            -           -         -     (36,129)      -        (36,129)
Balances at December 31, 1994  4,743,750          862   5,224,027  238,889  (36,129)      -      5,427,649
Issuances of common stock,
 net of issuance costs         1,058,774          193   8,766,282     -         -         -      8,766,475
Net loss                           -            -           -    (2,616,277)    -         -     (2,616,277)
Unrealized gains on
 investment securities,
 net of income taxes               -            -           -          -     39,387       -         39,387
Deferred compensation
 under employee stock award
 plan, net of amortization         6,000            1      45,419      -        -      (39,105)     6,315
Balances at December 31, 1995  5,808,524        1,056  14,035,728(2,377,388)  3,258    (39,105)11,623,549
Issuances of common stock         64,749           12     403,874      -        -         -       403,886
Options exercised                 36,933            7     220,186      -        -         -       220,193
Net loss                           -             -          -    (2,472,192)    -         -    (2,472,192)
Unrealized losses on
 investment securities, net
 of income taxes                   -              -         -         -      (1,434)      -        (1,434)
Deferred compensation
 under employee stock award
 plan, net of amortization        9,000           1       74,248      -         -        9,742      83,991
Balances at December 31, 1996 5,919,206     $ 1,076   14,734,036 (4,849,580)  1,824    (29,363)  9,857,993

See accompanying notes to consolidated financial statements.      F-5


                           MEDPLUS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                     Years Ended December 31, 1996, 1995 and 1994


                                      1996       1995       1994
Cash flows from operating
 activities:
    Net income (loss)           $(2,472,192)(2,616,277)   238,889
    Adjustments to reconcile
      net income (loss) to
      net cash used in
      operating activities:
      Amortization of
      capitalized software
      development costs             357,395    312,510    100,614
      Acquired in-process
        technology                     -     1,465,697         -
      Depreciation and
        amortization                241,838    144,408     70,909
      Amortization of excess of
        cost over fair value of
        net assets acquired         101,982      6,335         -
      Amortization of deferred
        compensation costs           85,689      6,311         -
      Provision for loss on
        doubtful accounts            50,000     25,000     15,000
      Deferred income taxes          36,825    (21,616)    91,866
      Realized (gain) loss on sale
        of investment securities and
        fixed assets                 (6,740)   244,991         -
      Changes in assets and
        liabilities, net of
        business acquisitions:
        Accounts receivable        (878,119)(1,075,437)(1,186,173)
        Other receivables           121,990     (4,542)  (188,087)
        Inventories                (289,345)  (204,365)    78,738
        Prepaid expenses and
          other assets              (90,757)  (260,902)  (186,466)
        Accounts payable and
          accrued expenses          295,892    841,210    168,022
        Deferred revenue            268,724     62,582     66,222
                                 __________  _________  _________

            Net cash used in
            operating activities (2,176,818)(1,074,095)  (730,466)
                                 __________  _________  _________

Cash flows from investing
    activities:
    Capitalization of software
       development costs         (1,369,847)  (805,718)  (443,869)
    Purchases of equipment,
       furniture and fixtures      (776,058)  (430,284)  (356,296)
    Purchases of investment
       securities                     -       (236,256)(3,773,267)
    Proceeds from sales of
       investment securities
       and fixed assets             518,507  1,643,312  1,280,870
    Payments to selling
       shareholders of
       Universal Document          (850,625)     -         -
    Cash acquired in (payments
       made for) business
       acquisitions                (108,235)    15,758     -
    Other advances and
       investments                 (454,789)     -         -
    Investment in convertible
       debenture                      -          -       (299,500)
                                  __________  _________ __________
         Net cash provided by
          (used in) investing
           activities            (3,041,047)   186,812 (3,592,062)
                                  __________  _________ __________


Cash flows from financing activities:
    Proceeds from issuance
       of common stock, net of
       issuance costs               461,653  7,897,828  4,881,103
    Proceeds from borrowings on
       line of credit             1,587,815    829,564        -
    Repayments on line of credit (1,587,815)  (829,564)       -
    Principal payments on capital
       lease obligations and
       notes payable                (37,275)   (63,449)  (104,709)
                                  __________  _________ __________
         Net cash provided by
           financing activities     424,378  7,834,379  4,776,394
                                  __________  _________ __________
         Net increase (decrease)
           in cash and cash
           equivalents           (4,793,487) 6,947,096    453,866

Cash and cash equivalents,
    beginning of period           7,494,094    546,998     93,132
                                 __________  _________ __________
Cash and cash equivalents,
    end of period               $ 2,700,607  7,494,094    546,998
                                 __________  _________ __________
Interest paid                      $ 25,845     30,432     30,347
                                 __________  _________ __________
Income taxes paid
   (refunds received)             $ (66,192)   (67,928)   143,798
                                 __________  _________ __________

See accompanying notes to consolidated financial statements.

F-6

                   MEDPLUS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                    December 31, 1996 and 1995

(1)  Description of the Business

     MedPlus, Inc. (the "Company") provides state-of-the-art information management technology products and consulting services to customers predominantly in the health care industry. The Company's products presently consist of the IntelliCode [tm] Intelligent Bar Code System ("IntelliCode"), the OptiMaxx [tm] Archival System ("OptiMaxx"), the ChartMaxx Electronic Patient Record System ("ChartMaxx"), and Step2000 [tm] Workflow, Document Management, and Application Development System (Step2000). IntelliCode is an intelligent bar coding system for hospitals and other health care organizations. OptiMaxx is an optical disk-based archival system. ChartMaxx is an enterprise-wide electronic patient record system. Step 2000 is workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. With its acquisition of FutureCORE, Ltd. ("FutureCORE"), the Company has also begun to provide process improvement and automation services, primarily in the areas of patient care and laboratory services.

     Substantially all of the Company's operations, including its headquarters, are located in Cincinnati, Ohio.

(2)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

         The consolidated financial statements include the accounts of MedPlus, Inc. and its wholly-owned subsidiaries, Universal Document Management Systems, Inc. ("Universal Document") and FutureCORE. All intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

         Cash equivalents of $2,669,617 and $7,430,032 at December 31, 1996 and 1995, respectively, consist of overnight repurchase agreements and investments in money market funds with initial terms of less than three months. The carrying value of cash and cash equivalents approximates fair value. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Interest income from cash equivalents and investment securities was $327,499 in 1996, $179,863 in 1995, and $128,232 in
1994.

(Continued)

F-7

                         MEDPLUS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

(2)Summary of Significant Accounting Policies, Continued

     (c)  Investment Securities

      The Company accounts for its investment securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment securities are classified under SFAS No. 115 as "available-for-sale," and accordingly, are carried at fair market value. Unrealized holding gains and losses are included as a component of shareholders' equity, net of income tax effects, until realized.

     (d)  Revenue Recognition

     The Company's revenues are derived from systems sales, which include software licenses, bar code label sales, service contracts and consulting services. Revenue is recognized in accordance with the provisions of Statement of Position 91-1, Software Revenue Recognition. For intelligent bar coding systems and workflow and document management software licenses, revenue is recognized at the time of shipment. For optical disk-based archival systems, revenue is recognized upon delivery and customer acceptance of the system. Revenue is recognized on electronic patient record systems using a percentage-of-completion method based on meeting specified performance milestones over the term of the contract. Revenues from labels are recognized at the time of shipment and service contract revenues are recognized ratably over the term of the contracts. Revenues from consulting services are recognized in the period in which the services are performed.

     Deferred revenues primarily represent service contracts that have or will be billed in advance of the service to be provided.

     (e)  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of investment securities and trade accounts receivable. The Company's investment securities consist of U.S. government or agency obligations and corporate obligations. The Company's receivables are concentrated in the health care industry.
However, the Company's credit risk is limited due to the geographic dispersion and large numbers of customers making up the Company's receivable portfolio.

     (f)  Inventories

     Inventories are stated at the lower of cost or market and cost is determined by the first-in, first-out (FIFO) method.



(Continued)
F-8
                       MEDPLUS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

    (g) Capitalized Software Development Costs

     The Company accounts for software development costs in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in designing and developing computer software products are expensed as research and development until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Upon the achievement of technological feasibility, software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

     Annual amortization expense is the greater of the amount computed, using the ratio of the current year's revenues to the total of current and anticipated future revenues, or the straight-line method over the remaining economic life which does not exceed five years. Amortization of capitalized software development costs amounted to $357,395, $312,510 and $100,614 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1995, amortization of capitalized software development costs included an additional $148,000 related to a product that was not expected to provide significant future economic benefit. Accumulated amortization for capitalized software development costs was $814,574 and $457,179 at December 31, 1996 and 1995,
respectively.

     (h) Fixed Assets

     Fixed assets are stated at cost, except for equipment held under capital leases which is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     (i) Excess of Cost Over Fair Value of Net Assets Acquired

     The excess of the cost over fair value of net assets acquired from business acquisitions is being amortized on the straight-line method over the expected periods to be benefited, which range from five to ten years. Accumulated amortization of the excess of the cost over the fair value of net assets acquired was $108,317 and $6,335 at December 31, 1996 and 1995, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of the intangible impairment, if any, is measured based on

(Continued)
F-9
                           MEDPLUS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (i)  Excess of Cost Over Fair Value of Net Assets Acquired,
Continued

projected discounted future operation cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the intangible asset will be impacted if estimated future operating cash flows are not achieved.

     (j)  Income Taxes

     At inception, the shareholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As a result of that election, Federal income taxes were the responsibility of the Company's shareholders, as were certain state income taxes. The S Corporation election was terminated on January 1, 1994.

     The provisions for income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (k)  Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.



(Continued)
F-10

                         MEDPLUS, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (l) Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. Common stock equivalents have not been included in the weighted average shares during periods of net loss. The per share calculations include the effect of the Company's 5,500-for-1 stock split of common stock effective April 8, 1994.

     (m) Supplemental Cash Flow Information

     In April 1996 and December 1995, the Company issued 14,249 and 99,274 shares of common stock, valued at $160,728 and $868,648, respectively, in connection with the acquisition of Universal Document. The Company entered into capital leases for equipment totaling approximately $128,000 and $6,500 in 1995 and 1994, respectively. In 1996 and 1995, the Company granted employees 8,900 and 6,000 shares of common stock, respectively, under a stock award plan. The market value of the stock at the dates of grant was approximately $74,000 and $45,000 in 1996 and 1995, respectively, and is being amortized over periods of one to
three years in accordance with the terms of the awards.   In 1994,
the Company realized $40,400 of tax benefits associated with the exercise of stock options. The tax benefit reduced the income tax liability and was credited to additional paid-in capital. As these are non-cash transactions, they are not presented in the Consolidated Statements of Cash Flows.

     (n)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (o) Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the current period presentation.

(3)  Acquisitions

     Effective June 28, 1996, the Company acquired all of the assets of FutureCORE, a hospital, laboratory and physician services consulting firm. The acquisition has been accounted for under the purchase method; accordingly, the results of operations of FutureCORE have been included in the Company's consolidated financial statements since the date of the acquisition. (Continued)
F-11


                     MEDPLUS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


(3)  Acquisitions, Continued

     The total consideration paid for these assets consisted of cash of $61,250. The asset purchase agreement also provides for additional consideration contingent upon future net revenue and contribution margin performance of FutureCORE as it relates to its backlog as of June 28, 1996. The purchase price for FutureCORE has been allocated to the identifiable tangible and intangible assets acquired based on their fair market value. The additional contingent consideration, if earned, would be accounted for as an additional cost of the acquisition. Contingent consideration earned in 1996 was not material.

     Effective December 14, 1995, the Company acquired all of the outstanding shares of Universal Document, a developer of document and workflow management software. The Company also purchased all of the outstanding shares of HWB, Inc. the owner and licensor of the principal software product of Universal Document. The acquisitions have been accounted for under the purchase method; accordingly, results of operations of these entities have been included in the Company's consolidated financial statements since the date of acquisition.

     Total consideration for the acquisition of Universal Document and HWB consisted of $1,700,000, including cash of $831,352 and 99,274 shares of Company common stock valued at $868,648. The agreements also provide for additional consideration contingent upon future revenue performance of Universal Document, which if earned, would be accounted for as an additional cost of the acquired companies. For the period from December 14, 1995 to December 31, 1995, the contingent consideration earned was $277,845. No additional contingent consideration was earned in 1996. Maximum future potential payments under these agreements for the remaining two-year period ending December 31, 1998 total $3,000,000.

     The purchase price for the acquired companies has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. Acquired in-process technology related to Universal Document and HWB has been expensed at the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized on the straight line method over ten years. To determine the fair market value of the acquired in-process technology, the Company utilized the income approach which focuses on the income producing capability of the assets acquired and best represents the present value of the future economic benefits expected to be derived from these assets. Technological feasibility for the acquired in-process technology had not been reached based on design and development activities in place, requiring further refinement and testing. The development activities required to complete the acquired in-process technology include validation, quality assurance programs and beta test. The acquired technology represents unique and emerging technology, the application of which is limited to the Company's workflow and document management software strategy. Accordingly, the acquired technology has no alternative future use. The total amount of acquired in-process technology that was charged to the results of operations at the date of acquisition was $1,465,697.



(Continued)
F-12

                        MEDPLUS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


(3)  Acquisitions, Continued

     The following unaudited pro forma data presents the results of operations as if the acquisitions of Universal Document and HWB had occurred at the beginning of each period. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The effect of FutureCORE on the results of operations for periods prior to its acquisition would not have been material.

                                   1995             1994

           Revenues            $ 9,023,192        7,101,023
           Net loss             (2,940,717)      (1,551,248)
           Net loss per share  $      (.59)            (.36)
                               ____________      ___________

(4)  Investment Securities

     Investment securities at December 31, 1996 consisted entirely of a General Electric Capital Corporation bond with a market value of $300,510, cost of $297,660, unrealized gain of $2,850, and a maturity date in May 1997.

     Investment securities at December 31, 1995 include the following:

                                Market               Unrealized
                                Value      Cost         Gains
                               _________  __________ ___________

Federal Home Loan Bank note     $ 500,020    500,000          20
General Electric Capital
   Corporation bond               302,730    297,660       5,070
                                 _________  __________ ___________
   Total investment securities  $ 802,750    797,660       5,090
                                 _________  __________ ___________

     The fair values of investment securities are based on the quoted market prices at the reporting date for those investments.

     Other income (loss) in 1996 and 1995 include, respectively, a gain on sale of approximately $19,000 and a permanent impairment loss of approximately $230,000 related to an investment security acquired in 1995.






(Continued)
F-13
                       MEDPLUS, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, Continued


(5) Fixed Assets

Fixed assets consist of the following at December 31, 1996 and 1995:

                                        1996             1995

Equipment                           $1,271,600          782,764
Furniture and fixtures                 400,906          267,305
Leasehold improvements                 157,742           31,957
Purchased software                      91,860           59,542
                                    __________        _________
                                     1,922,108        1,141,568
Accumulated depreciation
  and amortization                    (459,290)        (236,203)
                                    __________        _________

                                    $1,462,818          905,365
                                    __________        _________
(6)  Bank Agreements

     In February 1995, the Company executed a $3,000,000 line of credit agreement with a bank. Interest is payable at the bank's prime rate. The line of credit is secured by all assets of the Company, and the Company must maintain a net worth of $4,000,000 and a maximum leverage ratio, both as defined in the credit agreement.

     In November 1995, the Company amended the credit agreement with the bank that permits the Company to borrow a maximum of $10,000,000, subject to a defined net worth formula, and retains the existing maximum leverage ratio, also as defined. The amended credit agreement was scheduled to expire on December 31, 1997.

     In December 1996, the Company amended the credit agreement to extend the term to December 31, 1998. The amended credit agreement requires the Company to pay a .25% commitment fee per annum payable quarterly in arrears on the unused portion of the line of credit. At December 31, 1996, the maximum amount available under the line of credit was approximately $6,950,000. No amounts were outstanding under this line of credit at December 31, 1996 and 1995.

(7)  Common Stock and Common Stock Warrants

     In March 1994, the Board of Directors approved the filing of a Registration Statement under the Securities Act of 1933 in connection with the initial public offering of shares of common stock of the Company.

     In April 1994, the Board of Directors authorized a
5,500-for-1 stock split of common stock. All common share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this stock split.
(Continued)

F-14
                        MEDPLUS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


(7) Common Stock and Common Stock Warrants, Continued

     MedPlus, Inc. became a publicly traded company in May 1994 with the issuance of 1,265,000 shares of common stock from which the Company received $4,866,861, net of issuance costs. The Company also sold to the underwriter a five-year warrant for $50 to purchase up to 110,000 shares of common stock. The warrant was not exercisable during the first year following the effective date of the offering but was then exercisable at prices increasing from $4.815 to $5.76 per share, depending on the date of exercise. During August and September 1995, the underwriter exercised its right to purchase 59,500 shares of the Company's common stock for $286,493. The underwriter exercised its right to purchase the remaining 50,500 shares for $243,148 during May 1996. At December 31, 1996, no shares remain exercisable under the warrant agreement.

     In October 1995, the Board of Directors approved the filing of a Registration Statement under the Securities Act of 1933 in connection with a secondary offering of 1,000,000 shares of the Company's common stock, 100,000 shares of which were sold by an officer of the Company. The secondary offering was completed on November 24, 1995, and the Company received $7,611,171, net of issuance costs. In addition, the Company also agreed to sell to the underwriters for $50 a five-year warrant to purchase up to 25,000 shares of common stock.

     The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program, the Company may purchase up to 500,000 shares of the Company's common stock. As of December 31, 1996, no shares have been purchased under this program.

(8)Stock Incentive Plans

In March 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan (Long-Term Plan) and the Directors' Nondiscretionary Stock Option Plan (Directors' Plan), collectively the "Option Plans." The Long-Term Plan provides for the grant of stock-based incentives to employees in the form of stock options, stock appreciation rights, stock awards, or any combination thereof. The maximum number of shares with respect to which stock incentives may be granted under the Long-Term Plan is currently 1,000,000 shares. A total of 100,000 shares is reserved for issuance under the Directors' Plan.

Options granted under the Long-Term Plan may be either nonqualified or incentive options. Under the terms of both the Long-Term Plan and the Directors' Plan, options may not be granted at less than fair market value on the date of the grant. Options granted under both plans are exercisable in installments; however, no options are exercisable earlier than six months or later than ten years from the date of the grant.

(Continued)
F-15
                      MEDPLUS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

(8)  Stock Incentive Plans, Continued

     At December 31, 1996, there were 553,600 additional shares available for grant under the Option Plans. The per share weighted average fair value of stock options granted during 1996 and 1995 was $4.83 and $3.15 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.09%, expected volatility of 38%, and an expected life of 4.78 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.33%, expected volatility of 34%, and an expected life of 4.48 years.

     The Company applies APB Opinion No. 25 in accounting for the Option Plans; accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company recognized $85,689 of compensation cost in 1996 related to stock awards granted under the Long-Term Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:
                                         1996           1995

Net loss             As reported     $(2,472,192)   (2,616,277)
                     Pro forma        (3,321,232)   (2,826,115)
Net loss per share   As reported     $     (0.42)        (0.53)
                     Pro forma             (0.56)        (0.58)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of six months to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Transactions with respect to stock options for years ended
December 31, 1996, 1995 and 1994 were as follows:

                                       Number of  Weighted Average
                                         Shares     Exercise Price
                                       __________ ________________
Shares under option, December 31, 1993   165,000      $0.0864
Options exercised                       (165,000)      0.0864
Options granted                           60,000       5.58
                                       __________ ________________
Shares under option, December 31, 1994    60,000       5.58
Options granted                          177,500       7.47
                                       __________ ________________
Shares under option, December 31, 1995   237,500       6.99
Options exercised                        (36,933)      5.96
Options forfeited                         (6,667)      7.56
Options granted                          352,500      11.34
                                       __________ ________________
Shares under option, December 31, 1996   546,400       9.86
 (Continued)                           __________
F-16

                     MEDPLUS, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements, Continued


 (8) Stock Incentive Plans, Continued

     The following table summarizes information about stock options at December 31, 1996:

        Options Outstanding                    Options Exercisable
_______________________________________________ __________________
                        Weighted
                       Average       Weighted             Weighted
 Range of Number Remaining Average Number Average Exercise of Contractual Exercise of Exercise

  Prices    Options      Life         Price     Options    Price
_______________________________________________ __________________

$5.75-8.56   228,400       3.6        $ 7.10      105,562  $ 6.68
 9.37-12.81  283,000       4.3         11.58      110,832   11.25
13.94-14.13   35,000       4.4         13.97         -        -
             _______                            _________
             546,400       4.0          9.86      216,394    9.02
             _______                            _________

     At December 31, 1995, there were 86,665 options exercisable with a weighted average exercise price of $6.00. No options were exercisable at December 31, 1994.

(9) Income Taxes

     The Company adopted SFAS No. 109 effective January 1, 1994 and recorded a net deferred tax liability of $25,000 representing the tax-effected cumulative temporary differences as of that date.

     Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

                                       Years Ended December 31,
                                    1996        1995        1994

Income (loss) from operations    $ 1,897       21,616     137,757
Shareholders' equity, for
   compensation expense for
   tax purposes in excess of
   amounts recognized for
   financial reporting purposes      -            -       (40,400)
Shareholders' equity,
   unrealized gains (losses)
   on marketable securities
   recorded for financial
   reporting purposes               (806)      20,290     (18,613)
                                 ________      ______     ________
                                 $ 1,091       41,906      78,744
                                 ________      ______     ________



(Continued)
F-17
                      MEDPLUS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements, Continued

 (9)  Income Taxes, Continued

     Income tax expense attributable to income (loss) from operations was as follows:
                                         Years Ended December 31,
                                      1996        1995       1994
Federal:
     Current                         $ -            -       38,691
     Deferred                         1,897      20,416     83,566
                                     ______      ______    _______
                                      1,897      20,416
122,257
State:
     Current                           -            -        7,200
     Deferred                          -          1,200      8,300
                                     ______      ______    _______
                                       -          1,200     15,500
                                     ______      ______    _______
                                    $ 1,897      21,616    137,757
                                     ______      ______    _______

     Income tax expense differs from the amounts computed by applying the Federal statutory rate to pre-tax income (loss) as a result of the following:
                                         Years Ended December 31,
                                        1996       1995      1994

Computed "expected" tax expense
   (benefit)                       $ (839,900)  (882,185) 128,060
Acquired in-process technology           -       498,337       -
Change in valuation allowance         826,518    424,424       -
Research and experimentation
     tax credit                       (38,879)   (42,935) (26,569)
Change in tax status from
  S Corporation to C Corporation         -         -       25,000
Amortization of excess of cost
   over fair value of net assets
   acquired                            33,744      2,154       -
Other                                  20,414     21,821   11,266
                                     ________    _______  ________
                                      $ 1,897     21,616  137,757
                                     ________    _______   _______

     The significant components of deferred income tax expense
(benefit) attributable to income (loss) from operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996        1995
1994

Deferred tax expense (benefit)
  (exclusive of the effects of
   other components listed below) $ (824,621)   (402,808)  91,866
Increase in the beginning-
   of-the-year balance of the
   valuation allowance for
   deferred taxes                    826,518     424,424      -
                                  __________    ________   _______
                                     $ 1,897      21,616   91,866

(Continued)F-18
                       MEDPLUS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

(9) Income Taxes, Continued

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                             December 31,
                                       1996               1995
Deferred tax assets:
Net operating loss carryforward    $ 1,847,491           624,502
Various accruals, deductible
   when paid                            92,083            30,682
Research and experimentation
   credit carryforward                  85,018            69,504
Capital loss carryforward               78,390            83,220
Other                                   66,460            84,320
                                     _________           _______

        Total gross deferred
            tax assets               2,169,442           892,228
        Less valuation allowance    (1,326,286)         (424,424)
                                     _________           _______
        Net deferred tax assets        843,156           467,804
                                     _________           _______

Deferred tax liabilities:
Software costs capitalized
 for financial reporting purposes,
 expensed for tax purposes            (662,636)        (309,545)
Equipment, principally due to
 differences in depreciation          (128,055)         (65,810)
Other                                  (52,465)         (56,430)
                                     _________           _______
        Total gross deferred
           tax liabilities            (843,156)        (431,785)
                                     _________           _______
        Net deferred tax assets     $    -               36,019
                                     _________           _______

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,129,000, which are available to offset future Federal taxable income, if any, through 2011. In addition, the Company has research and experimentation credit carryforwards of approximately $85,000 which are also available to offset future Federal taxes payable, if any, through 2011. The Company, also has a capital loss carryforward of approximately $218,000, which is available to offset future capital gains, if any, through 2001.

(Continued)F-19
                   MEDPLUS, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

(10)  Related Party Transaction

     As discussed in Note 3, the Company purchased all of the outstanding common stock of Universal Document Management Systems, Inc. in December, 1995. The majority owner and president of that company has been a director of the Company since 1994.

(11) Retirement Savings and Investment Plan

     The Company has a Retirement Savings and Investment Plan (401
(k) Plan) in which employees may participate by contributing specified percentages of qualified compensation subject to Internal Revenue Service limitation. The Company may make discretionary contributions to a maximum of 100% of each participant's contribution. There were no expenses recorded related to this Plan in 1996 and 1995 and approximately $25,000 in 1994.

(12)Commitments

    (a) DiaLogos Commitment and Guarantee

     The Company signed a letter of agreement with DiaLogos, Inc. ("DiaLogos"), dated July 12, 1996, which was subsequently amended on January 31, 1997, in which the Company, on or before March 31, 1998, agreed to either (a) pay $1.65 million to DiaLogos in return for 75% of the common shares of DiaLogos, (b) secure a funding commitment for DiaLogos' operations in the amount of $1.65 million from investors and/or lenders, or (c) pay a portion of the $1.65 million as consideration for less than 75% of the common shares of DiaLogos, and secure a funding commitment for the remainder of the $1.65 million from investors or lenders. In the event the Company secures a funding commitment from investors and/or lenders, then DiaLogos will grant the Company the option to purchase 75% of the common shares of DiaLogos less any shares already purchased by the Company and/or investors identified by the Company. The Company's option would be immediately exercisable and remain in effect until December 31, 1999.

     Under the agreement, the Company will continue to fund the operations of DiaLogos until funding has been obtained as discussed in the preceding paragraph. If the Company or investors identified by the Company decide to directly fund any portion of the $1.65 million, then, at the Company's or investors' option, any amount paid to DiaLogos shall be considered payment for a percentage of common shares of DiaLogos. If the Company secures funding for DiaLogos from investors and/or lenders for $1.65 million, then upon DiaLogos' receipt of such funding, DiaLogos will immediately reimburse the Company for any funds previously paid to it plus interest. Interest will be equal to the prime rate announced by the Company's primary bank lender plus 1% per annum.


(Continued)
F-20

                      MEDPLUS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

(12) Commitments, Continued

    (a)  DiaLogos Commitment and Guarantee, Continued

     As of December 31, 1996, the Company had advanced $369,000 to DiaLogos which is included in other receivables. The Company has also converted an additional $110,000 of advances into an equity interest in DiaLogos' common shares. This investment has been accounted for on the equity method, and it has been included in other assets at the net amount of $85,000 at December 31, 1996. Subsequent to December 31, 1996, the Company arranged for approximately $400,000 of funding for DiaLogos from investors, which consisted of officers and directors of the Company. The proceeds of this funding will be used to repay advances made by the Company prior to December 31, 1996. It is the Company's current intention to find other investors to fulfill part or all of the remaining funding commitment to DiaLogos.

     DiaLogos leases office space from the Company under a sublease expiring June 30, 2002, which requires annual rental payments of $61,000. The Company has also provided a guarantee to a leasing company under which the Company has guaranteed the payments due by DiaLogos under certain lease agreements for equipment and furniture. The future amounts due under the leases, which terminate in 1999 and 2001, are approximately $135,000.

     DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

     (b)  Universal Document Consulting Agreements

     Universal Document has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of the combined companies. The acquisition of or combination with these resellers and integrators would be concurrent with and contingent upon a successful public offering. The consulting agreements grant the consulting firms warrants to acquire up to 20% of the common shares of Universal Document outstanding prior to a public or private offering of Universal Document stock. One warrant is exercisable for a period of three years from the date that Universal Document completes a public or private offering while the other warrant expires February 19, 2000. The warrants will cease to be effective, however, if a public offering of stock of Universal Document is not completed or if the consulting agreements are terminated prior to a public or private offering.


(Continued)
F-21





                      MEDPLUS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


(12)Commitments, Continued

    (c)  Leases

     Future minimum lease payments under non-cancelable operating leases for the next five fiscal years, net of future minimum rentals under noncancelable subleases of $61,000 annually, are as follows: 1997: $189,000; 1998: $262,000; 1999: $274,000; 2000:
$268,000; and 2001: $262,000.  Rent expense amounted to $168,000,
$81,000 and $98,400 for the years ended December 31, 1996, 1995 and 1994, respectively.

    (d)  Service Contracts

     The Company has multi-year contracts with various customers to provide service in future periods as follows at December 31, 1996:

                        1997      $ 989,468
                        1998        538,219
                        1999        358,521
                        2000        206,599
                        2001         59,521
                                  _________
                                $ 2,152,328
                                  _________

     The Company has recorded these contracts as deferred revenue and unbilled service contracts in the accompanying consolidated financial statements.

     (e)  employment Agreements

     The Company has entered into an employment agreement with an officer that expires on June 30, 2001. In addition to a defined base salary, the officer is entitled to discretionary bonus and stock incentive arrangements, as approved by the Board of Directors. The annual discretionary bonus is to be determined by the Board of Directors and cannot exceed 100% of the annual base salary. This individual is also entitled to defined termination benefits under specified employment or change in control conditions.

     The Company has also entered into employment agreements with other officers and employees that generally provide annual salary, discretionary bonus and stock incentive provisions, all subject to the approval of the Board of Directors.


(Continued)
F-22

                     MEDPLUS, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements, Continued


(13) Quarterly Results of Operations (Unaudited)

     The following tables set forth selected financial information for 1996 and 1995.

              First     Second     Third      Fourth
             Quarter   Quarter    Quarter    Quarter     1996

Revenues   $2,324,757  2,772,548  2,806,479  3,036,672 10,940,456
Operating
 loss        (446,783)  (399,825)  (735,468)(1,140,600)(2,722,676)
Net loss     (345,561)  (313,251)  (676,948)(1,136,432)(2,472,192)
Net loss
 per share(a)   (0.06)     (0.05)     (0.11)     (0.19)     (0.42)
Weighted
average
shares
outstanding 5,808,392  5,858,669  5,913,749  5,918,510  5,876,482


             First     Second     Third      Fourth
            Quarter    Quarter   Quarter     Quarter     1995

Revenues   $1,858,790  1,943,572  2,596,883  2,205,326  8,604,571
Operating
 income
 (loss)      (220,332)     6,058     27,209 (2,315,799)(2,502,864)
Net income
 (loss)(b)   (116,164)    29,308     33,376 (2,562,797)(2,616,277)
Net income
 (loss) per
 share (a)      (0.02)      0.01       0.01      (0.49)     (0.53)
Weighted
average
shares
outstanding 4,743,750  4,743,750  4,827,298  5,238,447  4,906,530

(a)  Quarterly amounts are not additive.

(b) During the fourth quarter of 1995 and in conjunction with the Company's acquisition of Universal Document, approximately
$1,466,000 of in-process research and development was charged to the results of operations as of the date of acquisition.










F - 23



                             PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's executive officers and directors are as follows:


   Name                    Age             Position
Richard A. Mahoney          49      Chairman of the Board,
                                    Chief Executive Officer and
                                    President
Philip S. Present II        46      Senior Vice President and
                                    Chief Operating Officer
E. Andrew Mayo              43      Executive Vice President
Gary L. Price               42      Senior Vice President of
                                    Business Development
Timothy P. McMullen         42      Vice President of Sales and
                                    Marketing
Daniel A. Silber            48      Vice President of Finance and
                                    Chief Financial Officer
Jay Hilnbrand               63      Director and General Manager
                                    of subsidiary
Robert E. Kenny III         41      Secretary and Director
Paul J. Stein               49      Director
Paul A. Martin              42      Director

Directors are elected annually by the shareholders and serve for one year terms. Officers serve at the discretion of the Board of Directors and are elected on an annual basis.

Richard A. Mahoney has been the Company's President and a director of the Company since January 1991.

Philip S. Present II joined the Company in April 1995 as Vice President of Corporate Development. Mr. Present was named the Chief Operating Officer of the Company in June 1996. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG Peat Marwick LLP. Mr. Present was elected to the partnership of KPMG Peat Marwick LLP in 1983 and served as Partner-in-Charge of the Information, Communications and Entertainment practice responsible for the Ohio Valley and Southeast areas of the United States.

E. Andrew Mayo joined the Company in October 1991 as Executive
Vice President.

Gary L. Price joined the Company as Vice President, Sales in
January 1992 and in June 1996 was named Senior Vice President,
Business Development.

Timothy P. McMullen joined the Company as Vice President, Corporate Accounts and Managed Care in June 1996 after sixteen years with the Hill-Rom Co. Inc. At Hill-Rom Co., the worlds largest manufacturer and distributor of patient beds and patient environments, he held several senior positions including Vice President of Corporate Accounts, Merchandising, International, and Domestic Sales. Prior to Hill-Rom, he held sales and management positions with Johnson & Johnson and Carnation Corporation.

Daniel A. Silber joined the Company as Vice President of Finance and Chief Financial Officer in May 1995. From 1993 until he joined the Company, he was Chief Financial Officer for Saturday Knight LTD, a manufacturer and distributor of bathroom accessories. From 1990-1993, Mr. Silber was Chief Financial Officer for Tipton Associates, a real estate development and management company.

Jay Hilnbrand has been a director of the Company since April 1994. Mr. Hilnbrand is the General Manager and a director of Universal Document Management Systems, Inc., a document management software development company, positions he has held since 1990. Universal Document Management Systems, Inc. became a wholly-owned subsidiary of MedPlus in December of 1995.

Robert E. Kenny III, an attorney engaged in the private practice of law since 1980, has served as Secretary and a director of the Company since its inception.

Paul J. Stein has been a director of the Company since 1991.  Mr.
Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

Paul A. Martin has been a director of the Company since August 29, 1996. Mr. Martin has been the Accounts Receivable Manager for CommuniCare Inc., a home health care agency which also owns and operates a nursing home, since 1995. Prior to his position with CommuniCare he was the Director of the business office for Dimensions Health Corp., a hospital and out-patient center management company.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

The information set forth under the caption "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1997, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by the Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1997, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by the Form 10-KSB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1997, is incorporated herein by reference. Such Proxy
Statement will be filed with the Securities and Exchange
Commission within 120 days after the end of the fiscal year covered by the Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1997, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by the Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are hereby filed as part of this Form
10-KSB:

                                                      Sequentially
Exhibit Number          Description of Exhibit       Numbered Page

2               Merger Agreement dated December 29, 1995
                between MedPlus, Inc. and Universal
                Document Management Systems, Inc.               *

3               Amended Articles of Incorporation
                and Code of Regulations, as amended            **

10.1            Executive Employment Agreement dated
                October 31, 1995 between MedPlus, Inc.
                and Richard A. Mahoney                        ***

10.2            Employment Agreement dated April 3, 1995
                between MedPlus, Inc. and Philip S.
                Present II                                    ***

10.3            Employment Agreement dated October 2,
                1991 between E. Andrew Mayo and
                MedPlus, Inc.                                 ***
10.4            Employment Agreement dated December 23,
                1994 between Gary L. Price and
                MedPlus, Inc.                                 ***

10.5            Lease between MedPlus, Inc. and Duke
                Realty Limited Partnership for principal
                offices, dated April 24, 1995                 ***

10.6            First Lease Amendment between MedPlus,
                Inc. and Duke Realty Limited Partnership
                for principal offices, dated May 31, 1996      --

10.7            Second Lease Amendment between MedPlus,
                Inc. and Duke Realty Limited Partnership
                for principal offices, dated December 6,
                1996                                           --

10.8            Letter Agreement between MedPlus, Inc.
                and Dialogos, Inc. dated January 31, 1997      --

10.9            Consulting Agreement between Universal
                Document and Madison Financial Group Ltd.
                /f/k/a/ DMG Equity Partners LLC dated
                September 1, 1996                              --

13              Annual Report to Shareholders                 ****
21              Subsidiaries of MedPlus, Inc.                   --

23              Consent of KPMG Peat Marwick                   --


* Incorporated by reference to the Registrant's Report on Form 8-K filed on January 2, 1996.

** Incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

***Incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-98696, effective November 21, 1995.

**** Pursuant to General Instruction F of Form 10-KSB and
Regulation 240.14a(d) of the Securities Exchange Act of 1934, the
Issuer's Annual Report to the Security Holders for its fiscal year ended December 31, 1996 has been combined with the required information of Form 10-KSB and is being filed with the U.S.
Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

(b)No reports on Form 8-K were filed during the three-month period ended December 31, 1996.
SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPLUS, INC., Registrant


By: /s/ Richard A. Mahoney
     Richard Mahoney, President

Date:  March 27, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date


/s/ Richard A. Mahoney   Chairman of the Board,
Richard A. Mahoney       Chief Executive Officer
                         and President(Principal
                         Executive Officer)         March 27, 1997


/s/ Daniel A. Silber    Vice President of Finance
Daniel A. Silber         andChief Financial Officer
                        (Principal Financial and
                         Accounting Officer)        March 27, 1997



/s/ Jay Hilnbrand        Director                   March 27, 1997
Jay Hilnbrand



/s/ Paul A. Martin       Director                   March 27, 1997
Paul Martin



/s/ Paul J. Stein        Director                   March 27, 1997
Paul J. Stein



/s/ Robert E. Kenny III  Director                   March 27, 1997
Robert E. Kenny III