Form 10QSB
period 1997-05-13
MEDPLUS INC /OH/
filed 1997-05-13
CIK 922723

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                        FORM 10-QSB
                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:   March 31, 1997

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to  ____________

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

                             513-583-0500
       (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____X_____  No___________

As of May 1, 1997, there were 5,924,206 shares of the registrant's common stock without par value issued and outstanding.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MEDPLUS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                                (unaudited)

                                     Three Months    Three Months
                                        Ended           Ended
                                    March 31, 1997  March 31, 1996

                                    ______________  ______________
Revenues:
     Systems sales                $    1,945,125       1,385,762
     Service, consulting, and
       other revenues                  1,009,132         938,995
                                    ______________  ______________

         Total revenues                2,954,257       2,324,757
                                    ______________  ______________
Cost of revenues:
     Systems sales                     1,075,706         662,885
     Service, consulting, and
       other revenues                    691,595         427,145
                                    ______________  ______________

         Total cost of revenues        1,767,301       1,090,030
                                    ______________  ______________

         Gross profit                  1,186,956       1,234,727

Operating expenses:
     Sales and marketing               1,464,559         807,681
     Research and development            224,401         131,666
     General and administrative          826,301         740,913
                                    ______________  ______________

         Total operating expenses      2,515,261       1,680,260
                                    ______________  ______________

     Operating loss                   (1,328,305)       (445,533)
Other income, net                         12,149          99,972
                                    ______________  ______________

     Loss before income taxes         (1,316,156)       (345,561)
Income taxes                               --              --
                                    ______________  ______________

          Net loss                  $ (1,316,156)       (345,561)
                                    ______________  ______________
                                    ______________  ______________
Net loss per share                  $      (0.22)          (0.06)
                                    ______________  ______________

                                    ______________  ______________
Weighted average number of shares
 of common stock and common stock
 equivalents outstanding               5,921,623       5,808,392
                                    ______________  ______________
                                    ______________  ______________

See accompanying notes to consolidated financial statements.
                     MEDPLUS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                (unaudited)



                                           March 31,    March 31,
                                              1997        1996
                                         ____________  ___________

Current assets:
    Cash and cash equivalents             $   704,464   2,700,607
    Investment securities                     300,030     300,510
    Accounts receivable, less allowance
       for doubtful accounts of $110,000
       in 1997 and $100,000 in 1996         3,433,286   3,676,614
    Other receivables                         870,868     463,068
    Inventories                             1,218,502     827,619
    Unbilled service contracts                280,920     325,352
    Prepaid expenses and
       other current assets                   654,040     617,737
                                         ____________  ___________
         Total current assets               7,462,110   8,911,537
                                         ____________  ___________

Unbilled service contracts                  1,334,739   1,137,575
Capitalized software development
       costs, net                           2,424,142   2,278,358
Fixed assets, net                           1,545,960   1,462,818
Excess of cost over fair value
       of net assets acquired, net            884,750     911,402
Other assets                                  194,977     145,454
                                         ____________  ___________
                                         $ 13,846,678  14,847,144
                                         ____________  ___________
                                         ____________  ___________

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of
    obligations under capital leases     $     37,834      38,154
     Accounts payable                       1,548,923   1,417,760
     Accrued expenses                         903,225   1,063,109
     Deferred revenue                       1,035,670     897,224
     Deferred revenue on unbilled
       service contracts                      280,920     325,352
                                         ____________  ___________
       Total current liabilities            3,806,572   3,741,599
                                         ____________  ___________
Obligations under capital leases,
    excluding current installments             71,897      81,229
Deferred revenue                               21,242      28,748
Deferred revenue on unbilled
    service contracts                       1,334,739   1,137,575
                                         ____________  ___________
       Total liabilities                    5,234,450   4,989,151
                                         ____________  ___________


Shareholders' equity:
     Common stock, no par value, authorized
      15,000,000 shares; issued and outstanding
      5,924,206 shares in 1997 and
      5,919,206 shares in 1996                  1,077       1,076
     Additional paid-in capital            14,952,959  14,734,036
     Accumulated deficit                   (6,165,736) (4,849,580)
     Unrealized gains on investment
      securities                                1,517       1,824
     Deferred compensation                   (177,589)    (29,363)
                                         ____________  ___________
       Total shareholders' equity           8,612,228   9,857,993
                                         ____________  ___________
Commitments and contingency
                                         $ 13,846,678  14,847,144
                                         ____________  ___________
                                         ____________  ___________

See accompanying notes to consolidated financial statements.

                      MEDPLUS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows

                                     Three Months    Three Months
                                        Ended          Ended
                                      March 31,       March 31,
                                        1997            1996
                                   _______________  _____________
Cash flows from operating
 activities:
   Net loss                        $ (1,316,156)       (345,561)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
       Amortization of
       capitalized software
       development costs                138,541          91,596
       Depreciation and
       amortization                      84,869          48,020
      Amortization of deferred
       compensation costs                39,848          21,207
      Amortization of excess of
       cost over fair value of
       net assets acquired               26,652          17,335
       Realized gain on sale of
       investment securities and
        fixed assets                     (7,226)           ---
       Provision for loss on
       doubtful accounts                 10,000            ---
       Changes in assets and
        liabilities:
         Accounts receivable            233,328        (451,477)
         Other receivables                6,161           7,418
        Inventories                    (390,883)         64,774
        Prepaid expenses and
          other assets                  (71,294)        196,523
         Accounts payable and
          accrued expenses              (28,720)       (522,357)
        Deferred revenue                130,940         (53,579)
                                   _______________  _____________
          Net cash used in
          operating activities       (1,143,940)       (926,101)
                                   _______________  _____________
Cash flows from investing
  activities:
    Capitalization of software
     development costs                 (284,325)       (294,302)
    Purchases of fixed assets          (183,899)       (144,412)
   Proceeds from sales of
     investment securities
     and fixed assets                    23,114         505,745
    Payments to selling
     shareholders in business
     acquisitions                          ---         (731,353)
    Other advances and
     investments                       (397,440)           ---
                                   _______________  _____________
       Net cash used in
       investing activities            (842,550)       (664,322)
                                   _______________  _____________


Cash flows from financing activities:
    Proceeds from issuance
    of common stock, net of
    issuance costs                         ---           11,500
    Proceeds from borrowings on
    line of credit                         7,505        431,602
    Repayments on line of credit          (7,505)      (350,742)
    Principal payments on capital
    lease obligations                     (9,653)       (14,694)
                                   _______________  _____________
     Net cash provided by (used
      in)financing activities             (9,653)        77,666
                                   _______________  _____________
     Net decrease in cash
      and cash equivalents            (1,996,143)    (1,512,757)

Cash and cash equivalents,
    beginning of period                2,700,607      7,494,094
                                   _______________  _____________
Cash and cash equivalents,
    end of period                  $     704,464      5,981,337
                                   _______________  _____________
                                   _______________  _____________
Interest paid                      $       3,650          6,143
                                   _______________  _____________
                                   _______________  _____________

See accompanying notes to consolidated financial statements.


                         MEDPLUS, INC.  AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   (unaudited)

(1)  Description of the Business

MedPlus, Inc. (the "Company") provides state-of-the-art information management technology products and consulting services to customers predominantly in the healthcare industry. The Company's products presently consist of the IntelliCode [tm] Intelligent Bar Code System ("IntelliCode"), the OptiMaxx [tm]Archival System ("OptiMaxx"), the ChartMaxx Electronic Patient Record System ("ChartMaxx"), and Step2000 [tm] Workflow, Document Management, and Application Development System ("Step2000"). IntelliCode is an intelligent bar coding system for hospitals and other healthcare organizations. OptiMaxx is an optical disk-based archival system. ChartMaxx is an enterprise-wide electronic patient record system. Step2000 is workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. The Company's FutureCORE subsidiary provides process improvement and automation services, primarily in the areas of patient care and laboratory services.

(2)  Summary of Significant Accounting Policies

     (a)   Interim Financial Information

     The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein.

     (b)  Significant Accounting Policies

     A description of the Company's significant accounting policies can be found in the footnotes to the Company's 1996 annual consolidated financial statements included in its Annual Report on Form 10-KSB dated March 27, 1997. The accompanying consolidated financial statements should be read in conjunction with those footnotes.

     (c)  Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. During periods of net loss, common stock equivalents are not included in weighted average shares outstanding.

     (d)  Supplemental Cash Flow Information

     In January and February 1997, the Company issued 5,000 shares of restricted common stock valued at $30,000 to a vendor in exchange for services rendered. The Company also granted options to purchase 85,000 shares of the Company's common stock as compensation to several consultants to the Company. These options have a fair value of approximately $188,000 which is being amortized into expense over the related service periods of one to two years. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

     (e)  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the current year presentation.


(3) Commitments and Contingency

     The Company's Universal Document Management Systems, Inc. ("Universal Document") subsidiary has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of the combined companies. The acquisition of or combination with these resellers and integrators would be concurrent with and contingent upon a successful public offering. In connection with these potential acquisitions, the Company has capitalized approximately $80,000 of direct, incremental costs related to these potential acquisitions for attorneys' and consultants' fees that will become a cost of the acquired companies upon the completion of any acquisition. In the event that management decides to abandon the plans to acquire these companies, then these costs will be charged to expense in the period that decision is made. Similar costs incurred in future periods will be treated in a consistent manner.


(4) Recently Issued Accounting Pronouncement

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

     SFAS No. 128 will be effective for the Company's consolidated financial statements for the year ending December 31, 1997 and it will require restatement of all prior period earnings per share data presented. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Revenues for the first quarter were $2,954,257, an increase of $629,500 or 27% over the $2,324,757 reported for the comparable period in 1996. Systems sales increased 40% from the first quarter of 1996 primarily as a result of increased sales from the Company's Data Management Division (ChartMaxx and OptiMaxx products). Service, consulting and other revenues increased 7% from the first quarter of 1996 due to additional consulting revenue from FutureCORE which was acquired in June 1996. The results for the first quarter of 1997, however, reflected lower than expected revenues for the IntelliCode and Data Management product lines. Contract negotiations with several prospective Data Management customers extended beyond estimated time frames in the first quarter which contributed to the lower than expected revenues. These contracts are expected to be executed in the second quarter.

     Gross profit for the first quarter of 1997 was $1,186,956, or 40% of revenues, compared to $1,234,727, or 53% of revenues in the first quarter of 1996. The gross profit percentage on systems sales decreased from 52% in the first quarter of 1996 to 45% in the first quarter of 1997 due to a higher proportion of lower margin third party hardware and software included relative to proprietary software included in certain sales and increased software amortization. The gross profit percentage on service, consulting and other revenues decreased from 55% in the first quarter of 1996 to 31% in the first quarter of 1997. The decline in this gross profit margin was primarily a result of lower than expected utilization of consulting, installation, and implementation personnel associated with the Data Management, Universal Document and FutureCORE product lines.

     Operating expenses for the first quarter of 1997 were $2,515,261 compared to $1,680,260 for 1996, an increase of 50%.
Operating expenses as a percent of sales increased from 72% in the first quarter of 1996 to 85% in the first quarter of 1997 primarily due to lower than expected revenues and the increased spending levels noted below. The Company has continued to increase its investment in its sales and marketing efforts, particularly for its Data Management division, in the areas of direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 81% increase in sales and marketing expenditures over the first quarter of 1996. The increase is also a result of an increase in personnel related to additional employees in the areas of product development, customer support, administration and the Company's subsidiaries, Universal Document and FutureCORE. General and administrative expenses increased 12% over 1996. The Company expects total operating expenses as a percent of revenues to decline as revenues increase from their current levels.

     The Company's net loss for the first quarter of 1997 was $1,316,156 compared to a net loss in 1996 of $345,561. The increase in the net loss is a result of the lower than expected revenues and increased operating expenses discussed in the preceding paragraphs.

     Universal Document has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of the combined companies. The acquisition of or combination with these resellers and integrators would be concurrent with and contingent upon a successful public offering. In connection with these potential acquisitions, the Company has capitalized approximately $80,000 of direct, incremental costs related to these potential acquisitions for attorneys' and consultants' fees that will become a cost of the acquired companies upon the completion of any acquisition. In the event that management decides to abandon the plans to acquire these companies, then these costs will be charged to expense in the period that decision is made. Similar costs incurred in future periods will be treated in a consistent manner.

     The Company's business requires significant amounts of working capital to finance new product development, the expansion of its sales and marketing organization and anticipated revenue growth. The Company has financed its operations and working capital needs through the sale of common stock, bank borrowings and capital lease financing agreements. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, and investments in and advances to companies which are deemed to have strategic value to the Company.

     The Company currently maintains a $10,000,000 line of credit which is secured by substantially all of its assets. The term of the line of credit extends through December 31, 1998. At March 31, 1997, the maximum amount available under the line of credit was approximately $5,700,000. No amounts were outstanding under this line of credit at March 31, 1997 or December 31, 1996.

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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

     SFAS No. 128 will be effective for the Company's consolidated financial statements for the year ending December 31, 1997 and it will require restatement of all prior period earnings per share data presented. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements.
                           PART II.   OTHER INFORMATION

ITEMS 1-5.    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibit is hereby filed as part of this Form
10-QSB:

                                                     Sequentially
Exhibit Number          Description of Exhibit       Numbered Page

27                      Financial Data Schedule            11


(b) No reports were filed on Form 8-K during the period for which this report is filed.
SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDPLUS, INC.


Date:   5/12/97                    By: /s/ Daniel A. Silber
                                      Daniel A. Silber
                                      Chief Financial Officer



              *Pursuant to the last sentence of General
               Instruction G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.