Form 10QSB
period 1997-06-30
MEDPLUS INC /OH/
filed 1997-08-13
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                     OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                    Yes  X             No_______

As of August 1, 1997, there were 5,920,272 shares of the registrant's common stock without par value issued and outstanding.



                      PART I. FINANCIAL INFORMATION

                      Item 1.  Financial Statements


                     MEDPLUS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (unaudited)

                          Three      Three      Six       Six
                          Months     Months    Months    Months
                          Ended      Ended     Ended     Ended
                         June 30,   June 30,  June 30,  June 30,
                           1997      1996       1997      1996
                        __________ _________ __________ __________

Revenues:
   Systems sales      $ 3,963,570  1,973,699  5,908,696 3,359,461
   Service,
   consulting, and
   other revenues       1,129,289    798,849  2,138,420 1,737,844
                        __________ _________ __________ __________

    Total revenues      5,092,859  2,772,548  8,047,116 5,097,305
                        __________ _________ __________ __________

Cost of revenues:
   Systems sales        2,005,273    809,303  3,084,317 1,473,523
   Service,
   consulting, and
   other revenues         694,031    511,951  1,382,287   939,097
                        __________ _________ __________ __________
Total cost of revenues  2,699,304  1,321,254  4,466,604 2,412,620
                        __________ _________ __________ __________
    Gross profit        2,393,555  1,451,294  3,580,512 2,684,685

Operating expenses:
   Sales and marketing  1,636,587    940,186  3,101,147 1,740,217
   Research and
   development            218,240    110,952    442,641   242,358
   General and
   administrative         869,446    795,304  1,695,439 1,542,103
                        __________ _________ __________ __________

    Total operating
    expenses            2,724,273  1,846,442  5,239,227 3,524,678
                        __________ _________ __________ __________
Operating loss          (330,718)  (395,148)(1,658,715) (839,993)
Other income
(expense), net            (28,164)    81,897    (16,312)  181,182
                        __________ _________ __________ __________

   Loss before
   income taxes          (358,882)  (313,251)(1,675,027) (658,811)
Income taxes                -           -         -          -
                        __________ _________ __________ __________
   Net loss           $  (358,882)  (313,251)(1,675,027) (658,811)
                        __________ _________ __________ __________
                        __________ _________ __________ __________
Net loss per share    $   (0.06)     (0.05)    (0.28)     (0.11)
                        __________ _________ __________ __________
                        __________ _________ __________ __________

Weighted average
number of shares of
common stock and
common stock
equivalents
outstanding             5,916,444 5,858,669  5,919,019   5,836,399
                        __________ _________ __________ __________
                        __________ _________ __________ __________

See accompanying notes to consolidated financial statements.


                        MEDPLUS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (unaudited)

                                            June 30,  December 31,
                                              1997        1996
                                         ____________ ____________
                     ASSETS

Current assets:
 Cash and cash equivalents                 $399,417    2,700,607
 Investment securities                        -          300,510
 Accounts receivable, less allowance
   for doubtful accounts of $115,000
   in 1997 and $100,000 in 1996           5,588,352    3,676,614
 Other receivables                           59,666      463,098
 Inventories                                995,450      827,619
 Unbilled service contracts                 263,877      325,352
 Prepaid expenses and other
   current assets                           630,156      617,737
                                         ____________ ____________
           Total current assets           7,936,918    8,911,537
                                         ____________ ____________

Unbilled service contracts                1,412,825    1,137,575
Other receivables, noncurrent             1,066,966         -
Capitalized software development
   costs, net                             2,530,879    2,278,358
Fixed assets, net                         1,519,002    1,462,818
Excess of cost over fair value
   of net assets acquired, net              861,151      911,402
Other assets                                485,268      145,454
                                         ____________ ____________
                                       $ 15,813,009   14,847,144

          LIABILITIES AND
        SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of obligations
   under capital leases                $     36,072       38,154
 Borrowings on line of credit             1,480,234         -
 Accounts payable                         1,901,273    1,417,760
 Accrued expenses                         1,283,197    1,063,109
 Deferred revenue                         1,093,391      897,224
 Deferred revenue on unbilled
   service contracts                        263,877      325,352
                                         ____________ ____________
        Total current liabilities         6,058,044    3,741,599
                                         ____________ ____________

Obligations under capital leases,
  excluding current installments             64,120       81,229
Deferred revenue                             13,528       28,748
Deferred revenue on unbilled
  service contracts                       1,412,825    1,137,575
                                         ____________ ____________
       Total liabilities                  7,548,517    4,989,151
                                         ____________ ____________

Shareholders' equity:
 Common stock, no par value,
   authorized 15,000,000 shares;
   issued and outstanding 5,913,606
   shares in 1997 and 5,919,206
   shares in 1996                             1,077        1,076
 Additional paid-in capital              14,909,035   14,734,036
 Accumulated deficit                     (6,524,607)  (4,849,580)
 Unrealized gains on
   investment securities                       -           1,824
 Deferred compensation                     (121,013)     (29,363)
                                         ____________ ____________

      Total shareholders' equity          8,264,492    9,857,993
                                         ____________ ____________

Commitments and contingency            $ 15,813,009   14,847,144
                                         ____________ ____________
                                         ____________ ____________

See accompanying notes to consolidated financial statements.



                       MEDPLUS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (unaudited)

                                         Six Months  Six Months
                                           Ended        Ended
                                          June 30,     June 30,
                                           1997          1996
                                       ____________ ____________

Cash flows from operating
   activities:
  Net loss                             $ (1,675,027)  (658,811)
  Adjustments to reconcile
  net loss to net cash used
  in operating activities:
    Amortization of capitalized
     software development costs             301,162    184,960
    Depreciation and amortization           170,784    103,110
    Amortization of deferred
     compensation costs                      96,031     43,270
    Amortization of excess of cost
     over fair value of net assets acquired  53,019     47,340
    Realized gain on sales of
     investment securities and fixed assets  (9,566)   (18,507)
    Provision for loss on doubtful accounts  44,521     30,000
    Changes in assets and liabilities:
      Accounts receivable                (1,956,259)(1,465,204)
      Other receivables                      34,032     13,143
      Inventories                          (167,831)   195,394
      Prepaid expenses and other assets      32,763     54,536
      Accounts payable and accrued expense  703,601   (609,186)
      Deferred revenue                      180,947     11,604
                                       ____________ ____________

         Net cash used in
         operating activities            (2,191,823)(2,068,351)

Cash flows from investing activities:
 Capitalization of software
  development costs                        (553,683)  (759,023)
 Purchases of fixed assets                 (242,856)  (255,564)
 Proceeds from sales of investment
   securities and fixed assets              323,114     514,802
 Payments made for acquisitions
   of businesses                             (2,768)   (950,417)
 Other advances and investments          (1,051,536)        -
                                       ____________ ____________
       Net cash used in
       investing activities              (1,527,729) (1,450,202)

Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net of issuance costs       10,873     359,138
  Purchases of treasury stock               (53,554)      -
  Proceeds from borrowings on
   line of credit                         1,790,425   1,214,540
  Repayments on line of credit             (310,191) (1,014,540)
  Principal payments on
    capital lease obligations               (19,191)    (32,775)
                                       ____________ ____________
       Net cash provided by
       financing activities               1,418,362     526,363
                                       ____________ ____________

       Net decrease in cash and
       cash equivalents                  (2,301,190) (2,992,190)

Cash and cash equivalents,
   beginning of period                    2,700,607   7,494,094
                                       ____________ ____________
Cash and cash equivalents,
   end of period                       $    399,417   4,501,904
                                       ____________ ____________
                                       ____________ ____________
Interest paid                          $     27,233      10,817
                                       ____________ ____________
                                       ____________ ____________

See accompanying notes to consolidated financial statements.


                     MEDPLUS, INC.  AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                             (unaudited)

(1) Description of the Business

MedPlus, Inc. (the "Company") provides state-of-the-art information management technology products and consulting services to customers predominantly in the healthcare industry. The Company's products presently consist of the IntelliCode[tm] Intelligent Bar Code System ("IntelliCode"), the OptiMaxx[tm] Archival System ("OptiMaxx"), the ChartMaxx Electronic Patient Record System ("ChartMaxx"), and Step2000[tm] Workflow, Document Management, and Application Development System ("Step2000"). IntelliCode is an intelligent bar coding system for hospitals and other healthcare organizations. OptiMaxx is an optical disk-based archival system. ChartMaxx is an enterprise-wide electronic patient record system. Step2000 is workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. The Company's FutureCORE subsidiary provides process improvement and automation services, primarily in the areas of patient care and laboratory services.

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

     (c) Net Loss Per Share

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



(3) Commitments and Contingency

     (a) Universal Document Acquisitions, Public Offering and
         Consulting Agreements

      The Company's Universal Document Management Systems, Inc. ("Universal Document") subsidiary has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. Currently, Universal Document has entered into letters of intent with ten such companies to negotiate an acquisition agreement with each company contingent upon a successful public offering. Universal Document has also entered into an underwriting agreement with a national investment banking firm to manage the public offering. After the public offering, the Company would retain a minority interest in Universal Document.

      In connection with these potential acquisitions, Universal Document has capitalized approximately $380,000 of direct, incremental costs as of June 30, 1997 related to these potential acquisitions and public offering for accountants', attorneys', and consultants' fees ("acquisition costs") that will become a cost of the acquired companies upon the completion of any acquisitions or costs of the public offering. These acquisition costs are included in other assets in the Company's Consolidated Balance Sheet. The Company has entered into a reimbursement agreement with Universal Document whereby proceeds from the public offering will be used to repay, within thirty days of the public offering, funds advanced to Universal Document for these acquisition costs. In the event that management decides to abandon the plans to acquire these companies, then these acquisition costs will be charged to expense in the period that decision is made. Similar costs incurred in future periods will be treated in a consistent manner.

(b)  DiaLogos Commitment and Guarantee

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

      As of June 30, 1997, the Company had advanced approximately $1,067,000 to DiaLogos which is included in other receivables,
noncurrent.   The Company has also converted an additional
$110,000 of advances into an equity interest in DiaLogos' common
shares.   This investment has been accounted for on the equity
method, and it has been included in other assets at the net amount of $60,000 at June 30, 1997. The Company has arranged for approximately $400,000 of funding for DiaLogos from investors, which consist of officers and directors of the Company. It is the Company's current intention to fulfill part or all of funding commitment to DiaLogos, including funding already advanced, through the current and/or other investors. DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

(4) Recently Issued Accounting Pronouncement

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No.
15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

    SFAS No. 128 will be effective for the Company's consolidated financial statements for the year ending December 31, 1997 and it will require restatement of all prior period earnings per share data presented. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's calculation of net income (loss) per share.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 and June 30, 1996

Revenues for the second quarter ended June 30, 1997 were $5,092,859, an increase of $2,320,311 or 84% over the $2,772,548 reported for the comparable period in 1996. Systems sales increased 101% from the second quarter of 1996 primarily as a result of increased sales from the Company's Data Management (ChartMaxx and OptiMaxx products) and IntelliCode divisions. The Company recorded sales of five new ChartMaxx systems during the quarter. Service, consulting and other revenues increased 41% from the second quarter of 1996 due to increased service revenues from the Company's Data Management and IntelliCode divisions as the number of installed sites of each division's products continues to increase. The results for the second quarter of 1997, however, reflected lower than expected consulting revenues for the Universal Document Management Systems, Inc. ("Universal Document") and FutureCORE, Inc. ("FutureCORE") subsidiaries.

Gross profit for the second quarter of 1997 was $2,393,555, or 47% of revenues, compared to $1,451,294, or 52% of revenues, in the second quarter of 1996. The gross profit percentage on systems sales decreased from 59% in the second quarter of 1996 to 49% in the second quarter of 1997 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in certain sales, lower software license only sales, competitive pricing pressures and increased software amortization. The gross profit percentage on service, consulting and other revenues increased from 36% in the second quarter of 1996 to 39% in the second quarter of 1997. The increase in this gross profit percentage was primarily a result of the increased service revenues noted above partly offset by lower than expected utilization of consulting and implementation personnel associated with the Data Management, Universal Document and FutureCORE product lines.

Operating expenses for the second quarter of 1997 were $2,724,273 compared to $1,846,442 for 1996, an increase of 48%. Operating expenses as a percent of sales decreased from 67% in the second quarter of 1996 to 53% in the second quarter of 1997 primarily due to the increased revenues noted above and the increased spending levels noted below. The Company has continued to increase its investment in its sales and marketing efforts, particularly for its Data Management division, in the areas of direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 74% increase in sales and marketing expenditures over the second quarter of 1996. The increase is also a result of an increase in personnel in the areas of product development, customer support, administration and the Company's subsidiaries, Universal Document and FutureCORE. General and administrative expenses increased 9% over 1996.

Other income (expense) decreased to $28,164 of expense in the second quarter of 1997 from income of $81,897 in the comparable quarter of 1996. This decrease is primarily a result of the decline in the Company's cash and investment securities balances from 1996 and increased borrowings on its line of credit in 1997.

The Company's net loss for the second quarter of 1997 was $358,882 compared to a net loss in 1996 of $313,251. The increase in the net loss is a result of lower gross profit margins and increased operating expenses offsetting the effect of the increased revenues.


Six  Months Ended June 30, 1997 and June 30, 1996

Revenues for the six months ended June 30, 1997 were $8,047,116, an increase of $2,949,811 or 58% over the $5,097,305 reported for the comparable period in 1996. Systems sales increased 76% over the six months ended June 30, 1996 primarily as a result of increased sales from the Company's Data Management (ChartMaxx and OptiMaxx products) and IntelliCode divisions. The Company recorded sales of six new ChartMaxx systems during the six months ended June 30, 1997. Service, consulting and other revenues increased 23% from the six months ended June 30, 1996 due to increased service revenues from the Company's Data Management and IntelliCode divisions as the number of installed sites of each division's products continues to increase. The results for the first six months of 1997, however, reflected lower than expected total revenues for all of the Company's product lines.

Gross profit for the six months ended June 30, 1997 was $3,580,512 or 44% of revenues, compared to $2,684,685, or 53% of revenues in the second quarter of 1996. The gross profit percentage on systems sales decreased from 56% for the six months ended June 30, 1996 to 48% for the six months ended 1997 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in certain sales, lower software license only sales, competitive pricing pressures and increased software amortization. The gross profit percentage on service, consulting and other revenues decreased from 46% for the six months ended June 30, 1996 to 35% for the six months ended June 30, 1997. The decrease in this gross profit percentage was primarily a result of lower than expected utilization of consulting, installation, and implementation personnel associated with the Data Management, Universal Document and FutureCORE product lines partly offset by the increased service revenues noted above.

Operating expenses for the six months ended June 30, 1997 were $5,239,227 compared to $3,524,678 for the comparable period of 1996, an increase of 49%. Operating expenses as a percent of sales decreased from 69% in 1996 to 65% in 1997 primarily due to the increased revenues noted above and the increased spending levels noted below. The Company has continued to increase its investment in its sales and marketing efforts, particularly for its Data Management division, in the areas of direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 78% increase in sales and marketing expenditures over the comparable period of 1996. The increase is also a result of an increase in personnel in the areas of product development, customer support, administration and the Company's subsidiaries, Universal Document and FutureCORE. General and administrative expenses increased 10% over 1996.

Other income (expense) decreased to $16,312 of expense for the six months ended June 30, 1997 from income of $181,182 for the six months ended June 30, 1996. This decrease is primarily a result of the decline in the Company's cash and investment securities balances from 1996 and increased borrowings on its line of credit in 1997.

The Company's net loss for the six months ended June 30, 1997 was $1,675,027 compared to a net loss in 1996 of $658,811. The increase in the net loss is a result of lower gross profit margins and increased operating expenses offsetting the effect of the increased revenues.



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

The Company's line of credit agreement with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. At June 30, 1997 the maximum amount available under the line of credit was approximately $5,400,000 of which the Company had borrowed approximately $1,480,000. The term of the line of credit extends through December 31, 1998, and the line of credit is secured by substantially all of the Company's assets.

The Company believes that its cash and cash equivalents, available line of credit, and cash generated from operations will be sufficient to finance its expected growth and cash requirements for at least the next 12 months provided that the public offering of Universal Document common stock, discussed below, occurs and the Company returns to profitability, or the Company modifies its existing lending arrangements There can be no assurance that additional financing will not be required sooner, or if required, that it will be available on a timely basis or on terms satisfactory to the Company. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations, consistent and timely collections of accounts receivable and additional sources of liquidity such as additional equity offerings or debt financings.

Universal Document Transactions

The Company's Universal Document Management Systems, Inc. ("Universal Document") subsidiary has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. Currently, Universal Document has entered into letters of intent with ten such companies to negotiate an acquisition agreement with each company contingent upon a successful public offering. Universal Document has also entered into an underwriting agreement with a national investment banking firm to manage the public offering. After the public offering, the Company would retain a minority interest in Universal Document.

In connection with these potential acquisitions, Universal Document has capitalized approximately $380,000 of direct, incremental costs as of June 30, 1997 related to these potential acquisitions and public offering for accountants', attorneys', and consultants' fees ("acquisition costs") that will become a cost of the acquired companies upon the completion of any acquisitions or costs of the public offering. These acquisition costs are included in other assets in the Company's Consolidated Balance Sheet. The Company has entered into a reimbursement agreement with Universal Document whereby proceeds from the public offering will be used to repay, within thirty days of the public offering, funds advanced to Universal Document for these acquisition costs. In the event that management decides to abandon the plans to acquire these companies, then these acquisition costs will be charged to expense in the period that decision is made. Similar costs incurred in future periods will be treated in a consistent manner.

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

As of June 30, 1997, the Company had advanced approximately $1,067,000 to DiaLogos which is included in other receivables,
noncurrent.   The Company has also converted an additional
$110,000 of advances into an equity interest in DiaLogos' common
shares.   This investment has been accounted for on the equity
method, and it has been included in other assets at the net amount of $60,000 at June 30, 1997. The Company has arranged for approximately $400,000 of funding for DiaLogos from investors, which consist of officers and directors of the Company. It is the Company's current intention to fulfill part or all of funding commitment to DiaLogos, including funding already advanced, through the current and/or other investors. DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.


Recently Issued Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No.
15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

SFAS No. 128 will be effective for the Company's consolidated financial statements for the year ending December 31, 1997 and it will require restatement of all prior period earnings per share data presented. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's calculation of net income (loss) per share.


PART II. OTHER INFORMATION

Items 1-3.  None

Item 4.

        a. The Company held its annual meeting of shareholders on May 15, 1997.

        b. Richard A. Mahoney, Robert E. Kenny III, Paul A. Martin, Paul J. Stein, and Jay Hilnbrand were reelected as members of the board of directors at the annual shareholders' meeting. Directors are elected annually and serve one year terms.
        c. The following matter was voted upon at the annual shareholders' meeting held on May 15, 1997: election of the board of directors.

Richard A. Mahoney, Robert E. Kenny III, Paul A. Martin, Paul J.
Stein, and Jay Hilnbrand were reelected as members of the board of directors with 5,651,379 votes for, 400 votes against,and 26,480 abstentions.

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibit is hereby filed as part of this Form
10-QSB:

Exhibit                                              Sequentially
Number              Description of Exhibits         Numbered Page
 27                  Financial Data Schedule             --


(b) No reports were filed on Form 8-K during the period for which this report is filed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MedPlus, Inc.


Date:    8/13/97                     By: /s/ Daniel A. Silber
                                        Chief Financial Officer

Pursuant to the last sentence of General Instruction
G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.