Form 10QSB/A
period 1997-06-30
MEDPLUS INC /OH/
filed 1997-08-18
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A

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

        The Company has also entered into an agreement with one of the two consulting firms whereby the Company will pay that firm $500,000 if the public offering of Universal Document common stock occurs on or before December 31, 1997. The payment, which is contingent upon the public offering occurring, is payable within sixty days of the public offering. This payment to the consulting firm is not subject to the reimbursement agreement discussed in the preceding paragraph, and it would be charged to expense in the period in which the public offering occurs, if at all.

    (a) Amendment of HWB, Inc. Purchase Agreement

 Effective December 14, 1995, the Company acquired all of the outstanding shares of HWB, Inc. ("HWB"). HWB was the owner and licensor of the principal software product of Universal Document. Under the terms of the HWB Stock Purchase Agreement ("Purchase Agreement") dated December 29, 1995, the consideration for the shares of HWB consisted solely of contingent consideration payable over three years based upon the revenue performance of Universal Document over that period. Effective August 12, 1997, Universal Document and the former shareholders of HWB amended the Purchase Agreement, contingent upon the public offering of Universal Document common stock occurring, to provide for the following: (i) a $390,000 payment due January 1, 1998 to the former shareholders as consideration for the purchase of HWB stock, (ii) extension of the period during which additional consideration contingent on the future revenue performance of Universal Document could be earned from the year ending December 31, 1998 to the year ending December 31, 2000, (iii) reduction of the maximum future potential payments for contingent consideration from $3,000,000 to $2,610,000, (iv) allowing Universal Document common stock to be issued as part of the contingent consideration payments rather than MedPlus common stock, and (v) defining the audited net revenues used to measure the contingent consideration payable. The $390,000 payment would be paid by Universal Document after receiving a capital contribution from the Company for the same amount. If the public offering does not occur, the amendment to the Purchase Agreement would not become effective. The former majority shareholder of HWB has been a director of the Company since 1994.

    (c)  DiaLogos Commitment and Guarantee

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



PART II. OTHER INFORMATION

Items 1-3.  None

Item 4.      Submission of Matters to a Vote of Security Holders

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

Richard A. Mahoney, Robert E. Kenny III, Paul A. Martin, Paul J.
Stein, and Jay Hilnbrand were reelected as members of the board of directors with 5,651,379 votes for, 400 votes against, and 26,480 abstentions.

Item 5.      Other Information

Under the Merger Agreement pursuant to which the Company acquired Universal Document in December 1995, the Company is required to obtain the consent of Jay Hilnbrand, a former shareholder of Universal Document and a director of the Company, in order to sell the stock of Universal Document to an unaffiliated third party. Mr. Hilnbrand granted his consent, effective as of May 1, 1997, to the sale of the stock of Universal Document in accordance with the terms and conditions of an agreement by and between the Company and Mr. Hilnbrand dated August 14, 1997. Specifically, consideration for the consent is payable only in the event the public offering of the stock of Universal Document occurs.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit                                              Sequentially
Number              Description of Exhibits         Numbered Page

10.1            Agreement by and between the
                Company and Growth Management
                 Advisors, Inc. dated July 10, 1997      --

10.2            Agreement by and between Universal
                Document, Jay Hilnbrand, Judy
                Hilnbrand and Robert C. Weiss
                 dated August 12, 1997                   --

10.3            Agreement by and between the
                Company and Jay Hilnbrand dated
                August 14, 1997                         --

 27              Financial Data Schedule                 --


(b) No reports were filed on Form 8-K during the period for which this report is filed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MedPlus, Inc.


Date:        8/18/97                By: /s/ Daniel A. Silber
                                        Chief Financial Officer

   Pursuant to the last sentence of General Instruction
G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB/A both on behalf of the registrant and in his capacity as its principal financial and accounting officer.