Form 10QSB
period 1997-09-30
MEDPLUS INC /OH/
filed 1997-11-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                    FORM 10-QSB

                   (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13  OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________   to   ___________

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

                  Yes    X                       No

As of November 1, 1997, there were 5,922,272 shares of the registrant's common stock without par value issued and outstanding.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       MEDPLUS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                     (unaudited)

            Three Months  Three Months  Nine Months  Nine Months
               Ended         Ended         Ended        Ended
           September 30, September 30, September 30, September 30,
               1997          1996          1997          1996
           _____________ _____________ _____________ _____________
Revenues:
 Systems
  sales    $  3,492,456    1,792,370     9,401,152    5,151,830
 Service,
  consulting,
  and other
  revenues    1,079,845    1,014,109     3,218,265    2,750,952
           _____________ _____________ _____________ _____________
Total
Revenues      4,572,301    2,806,479    12,619,417    7,902,782
           _____________ _____________ _____________ _____________
Cost of
revenues:
 Systems
  sales       1,943,894      807,395     4,921,809    2,241,780
 Service,
  consulting,
  and other
  revenues      772,516      620,008     2,261,206    1,599,788
           _____________ _____________ _____________ _____________
Total cost
of revenues   2,716,410    1,427,403     7,183,015    3,841,568
           _____________ _____________ _____________ _____________
Gross
profit        1,855,891    1,379,076     5,436,402    4,061,214


Operating
expenses:
 Sales and
  marketing   1,564,837    1,101,191     4,665,983    2,841,295
 Research and
  development   219,841      223,847       662,482      466,027
 General and
  administra-
  tive          832,037      789,506     2,520,392    2,331,657
 Universal
  Document
  offering
  expenses      137,791         -          144,876         -
           _____________ _____________ _____________ _____________

  Total
  operating
  expenses    2,754,506    2,114,544     7,993,733    5,638,979
           _____________ _____________ _____________ _____________
  Operating
  loss         (898,615)    (735,468)   (2,557,331)  (1,577,765)

Other income
 (expense), net (83,475)      58,520       (99,786)     241,003
           _____________ _____________ _____________ _____________
 Loss before
  income
  taxes        (982,090)    (676,948)   (2,657,117)  (1,336,762)

Income taxes       -            -            -            -
           _____________ _____________ _____________ _____________
  Net
  loss     $   (982,090)    (676,948)   (2,657,117)  (1,336,762)
           _____________ _____________ _____________ _____________
           _____________ _____________ _____________ _____________
Net loss
 per share $      (0.17)       (0.11)        (0.45)       (0.23)
           _____________ _____________ _____________ _____________
           _____________ _____________ _____________ _____________
Weighted
 average number
 of shares of
 common stock
 and common stock
 equivalents
 outstanding  5,918,533    5,913,749      5,918,855    5,862,371
           _____________ _____________ _____________ _____________
           _____________ _____________ _____________ _____________

See accompanying notes to consolidated financial statements.

                         MEDPLUS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                              September 30,         December 31,
                                   1997                  1996
                              _______________       ______________
                               (unaudited)

                    ASSETS
Current assets:
 Cash and cash equivalents    $     306,287            2,700,607
 Investment securities               -                   300,510
 Accounts receivable,
   less allowance for
   doubtful accounts
   of $115,000 in 1997
   and $100,000 in 1996           6,689,759            3,676,614
 Other receivables                   39,268              463,098
 Inventories                      1,164,396              827,619
 Unbilled service contracts         380,227              325,352
 Prepaid expenses and other
   current assets                   619,227              617,737
 Deferred acquisition
   and offering costs             1,484,716                 -
                              _______________       ______________
       Total current assets      10,683,880            8,911,537
                              _______________       ______________
Unbilled service contracts        1,380,272            1,137,575
Other receivables                 1,431,832                -
Capitalized software
  development costs, net          2,584,767            2,278,358
Fixed assets, net                 1,574,513            1,462,818
Excess of cost over fair
  value of net assets
  acquired, net                     834,784              911,402
Other assets                         77,364              145,454
                              _______________       ______________
                              $  18,567,412           14,847,144
                              _______________       ______________
                              _______________       ______________


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments
  of obligations under
  capital leases                    32,066               38,154
 Borrowings on line of credit    3,637,553                   -
 Accounts payable                3,194,901            1,417,760
 Accrued expenses                1,243,996            1,063,109
 Deferred revenue                1,283,538              897,224
 Deferred revenue on
  unbilled service contracts       380,227              325,352
                              _______________       ______________
   Total current liabilities     9,772,281            3,741,599
                              _______________       ______________
Obligations under
 capital leases,
 excluding current
 installments                       58,233               81,229
Deferred revenue                      -                  28,748
Deferred revenue on unbilled
 service contracts               1,380,272            1,137,575
                              _______________       ______________
   Total liabilities            11,210,786            4,989,151
                              _______________       ______________

Shareholders' equity:
 Common stock, no par value,
  authorized 15,000,000 shares;
  issued and outstanding
  5,920,726 shares in 1997
  and 5,919,206 shares in 1996       1,076                1,076
 Additional paid-in capital     14,947,310           14,734,036
 Accumulated deficit            (7,506,697)          (4,849,580)
 Unrealized gains on
  investment securities               -                   1,824
 Deferred compensation             (85,063)             (29,363)
                              _______________       ______________
Total shareholders'
     equity                      7,356,626            9,857,993
                              _______________       ______________
Commitments and contingency   $ 18,567,412           14,847,144
                              _______________       ______________
                              _______________       ______________

See accompanying notes to consolidated financial statements.


                         MEDPLUS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                   Nine Months      Nine Months
                                       Ended            Ended
                                   September 30,    September 30,
                                       1997             1996
                                   _____________    _____________
Cash flows from
 operating activities:
  Net loss                         $(2,657,117)      (1,336,762)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Amortization of capitalized
     software development costs        471,243          274,791
    Depreciation and amortization      256,079          162,920
    Amortization of deferred
     compensation costs                131,981           64,478
    Amortization of excess of cost
     over fair value of net
     assets acquired                    79,386           75,178
    Realized gain on sales
     of investment securities
     and fixed assets                   (8,423)         (13,846)
    Provision for loss on
     doubtful accounts                  89,674           50,582
    Changes in assets
     and liabilities:
Accounts receivable           (3,102,819)        (906,624)
      Other receivable                  54,430          (69,401)
      Inventories                     (336,777)        (214,801)
      Prepaid expenses and
       other assets                     53,080           97,359
      Accounts payable and
       accrued expenses              1,958,028          (57,581)
      Deferred revenue                 357,566          168,044
                                   _____________    _____________
          Net cash used in
          operating activities      (2,653,669)      (1,705,663)
                                   _____________    _____________
Cash flows from
 investing activities:
 Capitalization of software
  development costs                   (777,652)      (1,074,619)
 Purchases of fixed assets            (393,969)        (514,779)
 Proceeds from sales of
  investment securities
  and fixed assets                     332,278          515,385
 Payments made for acquisitions
  of businesses                         (2,768)        (952,782)

 Other advances and investments     (2,502,606)             -
                                   _____________    _____________
         Net cash used in
         investing activities       (3,344,717)      (2,026,795)
                                   _____________    _____________

Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net of issuance
   costs                               49,150          462,509
  Purchases of treasury stock          (53,552)            -
  Proceeds from borrowings
   on line of credit                 6,537,279        1,311,969
  Repayments on line of credit      (2,899,726)      (1,311,969)
  Principal payments on capital
   lease obligations                   (29,085)         (43,620)
                                   _____________    _____________
        Net cash provided by
         financing activities        3,604,066          418,889
                                   _____________    _____________
        Net decrease in cash
         and cash equivalents       (2,394,320)      (3,313,569)

Cash and cash equivalents,
 beginning of period                 2,700,607        7,494,094
                                   _____________    _____________

Cash and cash equivalents,
 end of period                     $   306,287        4,180,525
                                   _____________    _____________
                                   _____________    _____________
Interest paid                      $    74,753           12,412
                                   _____________    _____________
                                   _____________    _____________

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

(3)  Bank Agreements

     On September 9, 1997, the Company and the Company's Universal Document Management Systems, Inc. ("Universal Document") subsidiary entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in Note 4 and for working capital. The Universal line of credit allows for maximum borrowings of up to $1,500,000 subject to a combined borrowing limit with the Company's separate $10,000,000 revolving line of credit agreement ("MedPlus line of credit") based on defined net worth and collateral formulas. Borrowings under the Universal line of credit bear interest at the bank's prime rate and mature upon the earlier of March 31, 1998 or the completion of Universal Document's initial public offering. The Universal line of credit requires Universal Document to pay a $15,000 monthly commitment fee through December 31, 1997 which then decreases to $10,000 a month until Universal Document receives a specified minimum capitalization or maturity. The Universal line of credit also contains various restrictive and financial covenants and is secured by all tangible and intangible assets of the Company and Universal Document. Prior to entering into the Universal line of credit, the Company and Universal Document entered into an agreement under which the Company agreed to act as co-borrower under the Universal line of credit, and Universal Document agreed to repay the outstanding borrowings under the Universal line of credit as soon as possible following its initial public offering.

     The maximum amounts available at September 30, 1997 under the MedPlus and Universal lines of credit were approximately 4,522,000 and $1,500,000, respectively, for a total combined borrowing limit of $6,022,000. Amounts outstanding under the MedPlus and Universal lines of credit at September 30, 1997 were $3,007,232 and $632,322, respectively, for total combined outstanding borrowings of $3,637,553.

     As of September 30, 1997, the Company and Universal Document were in default of a covenant of the Universal line of credit. On November 14, 1997, the bank waived this event of default and amended the covenant through March 31, 1998. The bank also required the Company to agree to additional monitoring procedures by the bank.

(4) Commitments and Contingency

   (a)  Universal Document Acquisitions, Public Offering and
Consulting Agreements

       The Company's Universal Document subsidiary has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation and document management software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive agreements, which are contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and issue an additional 875,508 shares to acquire the nine companies with which it has entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering.

        Universal Document has capitalized $1,484,716 of direct, incremental costs as of September 30, 1997 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that will become a cost of the acquired companies upon the completion of the acquisitions or costs of the initial public offering. These acquisition and offering costs have been recorded as deferred acquisition and offering costs in the Company's Consolidated Balance Sheet. The Company has entered into a reimbursement agreement with Universal Document whereby proceeds from the initial public offering will be used to repay, within thirty days of the initial public offering, funds advanced to Universal Document for these acquisition and offering costs except for the Company's share of offering costs which is not to exceed $433,000. If for any reason the initial public offering should not take place and the acquisitions should not occur, then these acquisition and offering costs will be charged to expense in the period that it is determined that the initial public offering and acquisitions will not take place. Similar costs incurred in future periods will be treated in a consistent manner. Universal Document has also incurred additional costs of $144,876 which have been recorded as operating expenses for a new senior management team brought on to manage the initial public offering and Universal Document's operations subsequent to the offering.

     Pursuant to one of the consulting agreements mentioned above, Universal Document had granted the consulting firm a warrant to acquire up to 15% of the common shares of Universal Document outstanding at the date of grant. That agreement was subsequently amended to provide that in lieu of the warrant granted by Universal Document, the Company would grant to the consulting firm a warrant to acquire up to 15% of the common shares of Universal Document then owned by the Company. The Company and the consulting firm are currently negotiating a second amendment to the consulting agreement. Pursuant to this amendment, the Company will agree to pay to the consulting firm a sum of cash equal to the net value of 15% of the common shares of Universal Document being sold by the Company in the initial public offering; the net value shall be the difference between the initial public offering price per share and the consulting firm's exercise price per share under the warrant. The consulting firm will continue to have a warrant to purchase 15% of the common shares still owned by the Company after the initial public offering.

     The Company has also entered into an agreement, as amended, with one of the two consulting firms whereby the Company will pay that firm $500,000 if the public offering of Universal Document common stock occurs on or before March 31, 1998. The payment, which is contingent upon the initial public offering occurring, is payable within sixty days of the initial public offering. This payment to the consulting firm is not subject to the reimbursement agreement discussed in the preceding paragraph, and it would be charged to expense in the period in which the initial public offering occurs, if at all.

      (b)  Amendment of HWB, Inc. Purchase Agreement

           Effective December 14, 1995, the Company acquired all of the outstanding shares of HWB, Inc. ("HWB"). HWB was the owner and licensor of the principal software product of Universal Document. Under the terms of the HWB Stock Purchase Agreement ("Purchase Agreement") dated December 29, 1995, the consideration for the shares of HWB consisted solely of contingent consideration payable over three years based upon the revenue performance of Universal Document over that period. Effective August 12, 1997, Universal Document and the former shareholders of HWB amended the Purchase Agreement, contingent upon the initial public offering of Universal Document common stock occurring, to provide for the following: (i) a $390,000 payment due January 1, 1998 to the former shareholders as consideration for the purchase of HWB stock, (ii) extension of the period during which additional consideration contingent on the future revenue performance of Universal Document could be earned from the year ending December 31, 1998 to the year ending December 31, 2000, (iii) reduction of the maximum future potential payments for contingent consideration from $3,000,000 to $2,610,000,(iv) allowing Universal Document common stock to be issued as part of the contingent consideration payments rather than MedPlus common stock, and (v) defining the audited net revenues used to measure the contingent consideration payable. The $390,000 payment would be paid by Universal Document after receiving a capital contribution from the Company for the same amount. If the initial public offering does not occur, the amendment to the Purchase Agreement would not become effective. The former majority shareholder of HWB has been a director of the Company since 1994.

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

        As of September 30, 1997, the Company had advanced approximately $1,432,000 to DiaLogos which is included in other receivables, noncurrent. The Company has also converted an additional $110,000 of advances into an equity interest in DiaLogos' common shares. This investment has been accounted for on the equity method, and it has been included in other assets at the net amount of $40,000 at September 30, 1997. The Company has arranged for approximately $400,000 of funding for DiaLogos from investors, which consist of officers and directors of the Company. It is the Company's current intention to fulfill part or all of funding commitment to DiaLogos, including funding already advanced, through the current and/or other investors. DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

(5)  Recently Issued Accounting Pronouncements

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has recently issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1, Software Revenue Recognition. SOP 97-2 provides guidance on recognizing revenue on software transactions including arrangements which consist of multiple elements, for example, additional software products, upgrades/enhancements, post-contract customer support, or services, and arrangements to deliver software or software systems which require significant production, modification, or customization of software. SOP 97-2 will be effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently completing its review of SOP 97-2, but at present, it does not expect the implementation of SOP 97-2 to have a material effect on the Company's financial statements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1997 and September 30, 1996

Revenues for the third quarter ended September 30, 1997 were $4,572,301, an increase of $1,765,822 or 63% over the $2,806,479 reported for the comparable period in 1996. Systems sales increased 95% from the third quarter of 1996 primarily as a result of increased sales from the Company's Data Management (ChartMaxx and OptiMaxx products) and IntelliCode divisions. The Company recorded sales of three new ChartMaxx systems during the quarter. Service, consulting and other revenues increased 6% from the third quarter of 1996 due to increased service revenues from the Company's Data Management and IntelliCode divisions as the number of installed sites of each division's products continues to increase. The results for the third quarter of 1997, however, reflected lower than expected consulting revenues for the FutureCORE, Inc. ("FutureCORE") subsidiary and lower than expected label revenues for IntelliCode.

Gross profit for the third quarter of 1997 was $1,855,891, or 41% of revenues, compared to $1,379,076, or 49% of revenues, in the third quarter of 1996. The gross profit percentage on systems sales decreased from 55% in the third quarter of 1996 to 44% in the third quarter of 1997 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in certain sales, competitive pricing pressures and increased software amortization. The gross profit percentage on service, consulting and other revenues decreased from 39% in the third quarter of 1996 to 28% in the third quarter of 1997. The decrease in this gross profit percentage was primarily a result of lower than expected utilization of consulting and implementation personnel associated with the Data Management, Universal Document and FutureCORE product lines partly offset by the increased service revenues noted above.

Operating expenses for the third quarter of 1997 were $2,754,506 compared to $2,114,544 for 1996, an increase of 30%. Excluding $137,791 of Universal Document offering expenses, operating expenses increased only $502,171 or 24% over the comparable period of 1996. Operating expenses as a percent of revenues decreased from 75% in the third quarter of 1996 to 60% in the third quarter of 1997 primarily due to the increased revenues noted above and the increased spending levels noted below. The Company has continued to increase its investment in its sales and marketing efforts, particularly for its Data Management division, in the areas of direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 42% increase in sales and marketing expenditures over the third quarter of 1996. The increase is also a result of an increase in personnel in the areas of product development, customer support, administration and the Company's subsidiaries, Universal Document and FutureCORE. General and administrative expenses increased only 5% over the comparable period of 1996. Universal Document offering expenses represent personnel and other costs associated with Universal Document's new senior management team which has been hired to manage Universal Document's initial public offering and operations after the offering.

Other income (expense) decreased to $83,475 of expense in the third quarter of 1997 from income of $58,520 in the comparable quarter of 1996. This decrease is primarily a result of the decline in the Company's cash and investment securities balances from 1996 and increased borrowings on its lines of credit in 1997.

The Company's net loss for the third quarter of 1997 was $982,090 compared to a net loss in 1996 of $676,948. The increase in the net loss is a result of lower gross profit margins, increased operating expenses, and increased net interest expense offsetting the effect of the increased revenues.

Nine  Months Ended September 30, 1997 and September 30, 1996

Revenues for the nine months ended September 30, 1997 were $12,619,417, an increase of $4,716,635 or 60% over the $7,902,782 reported for the comparable period in 1996. Systems sales increased 82% over the nine months ended September 30, 1996 primarily as a result of increased sales from the Company's Data Management (ChartMaxx and OptiMaxx products) and IntelliCode divisions. The Company recorded sales of nine new ChartMaxx systems during the nine months ended September 30, 1997. Service, consulting and other revenues increased 17% from the nine months ended September 30, 1996 due to increased service revenues from the Company's Data Management and IntelliCode divisions as the number of installed sites of each division's products continues to increase. The results for the first nine months of 1997, however, reflected lower than expected total revenues for all of the Company's product lines.

Gross profit for the nine months ended September 30, 1997 was $5,436,402 or 43% of revenues, compared to $4,061,214, or 51% of revenues for the comparable period in 1996. The gross profit percentage on systems sales decreased from 56% for the nine months ended September 30, 1996 to 48% for the nine months ended September 30, 1997 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in certain sales, competitive pricing pressures and increased software amortization. The gross profit percentage on service, consulting and other revenues decreased from 42% for the nine months ended September 30, 1996 to 30% for the nine months ended September 30, 1997. The decrease in this gross profit percentage was primarily a result of lower than expected utilization of consulting, installation, and implementation personnel associated with the Data Management, Universal Document and FutureCORE product lines partly offset by the increased service revenues noted above.

Operating expenses for the nine months ended September 30, 1997 were $7,993,733 compared to $5,638,979 for the comparable period of 1996, an increase of 42%. Operating expenses as a percent of revenues decreased from 71% in 1996 to 63% in 1997 primarily due to the increased revenues noted above and the increased spending levels noted below. The Company has continued to increase its investment in its sales and marketing efforts, particularly for its Data Management division, in the areas of direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 64% increase in sales and marketing expenditures over the comparable period of 1996. The increase is also a result of an increase in personnel in the areas of product development, customer support, administration and the Company's subsidiaries, Universal Document and FutureCORE. General and administrative expenses increased 8% over 1996. Universal Document offering expenses represent personnel and other costs associated with Universal Document's new senior management team which has been hired to manage Universal Document's initial public offering and operations after the offering.

Other income (expense) decreased to $99,786 of expense for the nine months ended September 30, 1997 from income of $241,003 for the nine months ended September 30, 1996. This decrease is primarily a result of the decline in the Company's cash and investment securities balances from 1996 and increased borrowings on its lines of credit in 1997.

The Company's net loss for the nine months ended September 30, 1997 was $2,657,117 compared to a net loss in 1996 of $1,336,762.
The increase in the net loss is a result of lower gross profit margins, increased operating expenses, and higher interest expense offsetting the effect of the increased revenues.


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

The Company's revolving line of credit agreement ("MedPlus line of credit") with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company"s assets.

On September 9, 1997, the Company and Universal Document entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in Note 4 and for working capital. The Universal line of credit allows for maximum borrowings of up to $1,500,000 subject to a combined borrowing limit with the MedPlus line of credit based on defined net worth and collateral formulas. Borrowings under the Universal line of credit bear interest at the bank's prime rate and mature upon the earlier of March 31, 1998 or the completion of Universal Document's initial public offering. The Universal line of credit requires Universal Document to pay a $15,000 monthly commitment fee through December 31, 1997 which then decreases to $10,000 a month until Universal Document receives a specified minimum capitalization or maturity. The Universal line of credit also contains various restrictive and financial covenants and is secured by all tangible and intangible assets of the Company and Universal Document. Prior to entering into the Universal line of credit, the Company and Universal Document entered into an agreement under which the Company agreed to act as co-borrower under the Universal line of credit, and Universal Document agreed to repay the outstanding borrowings under the Universal line of credit as soon as possible following its initial public offering.

The maximum amounts available at September 30, 1997 under the MedPlus and Universal lines of credit were approximately $4,522,000 and $1,500,000, respectively, for a total combined borrowing limit of $6,022,000. Amounts outstanding under the MedPlus and Universal lines of credit at September 30, 1997 were $3,007,232 and $632,322, respectively, for total combined outstanding borrowings of $3,637,553.

As of September 30, 1997, the Company and Universal Document were in default of a covenant of the Universal line of credit. On November 14, 1997, the bank waived this event of default and amended the covenant through March 31, 1998. The bank also required the Company to agree to additional monitoring procedures by the bank.

The Company believes that its cash and cash equivalents, available line of credit, and cash generated from operations will be sufficient to finance its expected growth and cash requirements for at least the next twelve months provided that the public offering of Universal Document common stock, discussed below, occurs and the Company returns to profitability, or the Company modifies its existing lending arrangements and completes a private placement or public offering of its stock. There can be no assurance that additional financing will not be required sooner, or if required, that it will be available on a timely basis or on terms satisfactory to the Company. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations, consistent and timely collections of accounts receivable and additional sources of liquidity such as additional equity offerings or debt financings.

Universal Document Transactions

Universal Document has entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation and document management software resellers and integrators that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive agreements, which are contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and issue an additional 875,508 shares to acquire the nine companies with which it has entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering.

Universal Document has capitalized $1,484,716 of direct, incremental costs as of September 30, 1997 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that will become a cost of the acquired companies upon the completion of the acquisitions or costs of the initial public offering. These acquisition and offering costs have been recorded as deferred acquisition and offering costs in the Company's Consolidated Balance Sheet. The Company has entered into a reimbursement agreement with Universal Document whereby proceeds from the initial public offering will be used to repay, within thirty days of the initial public offering, funds advanced to Universal Document for these acquisition and offering costs except for the Company's share of offering costs which is not to exceed $433,000. If for any reason the initial public offering should not take place and the acquisitions should not occur, then these acquisition and offering costs will be charged to expense in the period that it is determined that the initial public offering and acquisitions will not take place. Similar costs incurred in future periods will be treated in a consistent manner.

Universal Document has also incurred additional costs of $144,876 which have been recorded as operating expenses for a new senior management team brought on to manage the initial public offering and Universal Document's operations subsequent to the offering.

Pursuant to one of the consulting agreements mentioned above, Universal Document had granted the consulting firm a warrant to acquire up to 15% of the common shares of Universal Document outstanding at the date of grant. That agreement was subsequently amended to provide that in lieu of the warrant granted by Universal Document, the Company would grant to the consulting firm a warrant to acquire up to 15% of the common shares of Universal Document then owned by the Company. The Company and the consulting firm are currently negotiating a second amendment to the consulting agreement. Pursuant to this amendment, the Company will agree to pay to the consulting firm a sum equal to the net value of 15% of the common shares of Universal Document being sold by the Company in the initial public offering; the net value shall be the difference between the initial public offering price per share and the consulting firm's exercise price per share under the warrant. The consulting firm will continue to have a warrant to purchase 15% of the common shares still owned by the Company after the initial public offering.

The Company has also entered into an agreement, as amended, with one of the two consulting firms whereby the Company will pay that firm $500,000 if the public offering of Universal Document common stock occurs on or before March 31, 1998. The payment, which is contingent upon the initial public offering occurring, is payable within sixty days of the initial public offering. This payment to the consulting firm is not subject to the reimbursement agreement discussed in the preceding paragraph, and it would be charged to expense in the period in which the initial public offering occurs, if at all.

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

As of September 30, 1997, the Company had advanced approximately $1,432,000 to DiaLogos which is included in other receivables,
noncurrent.   The Company has also converted an additional
$110,000 of advances into an equity interest in DiaLogos' common
shares.   This investment has been accounted for on the equity
method, and it has been included in other assets at the net amount of $40,000 at September 30, 1997. The Company has arranged for approximately $400,000 of funding for DiaLogos from investors, which consist of officers and directors of the Company. It is the Company's current intention to fulfill part or all of funding commitment to DiaLogos, including funding already advanced, through the current and/or other investors. DiaLogos provides software, education and services to corporations that are implementing object-oriented systems in the design and redesign of their business processes.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has recently issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1, Software Revenue Recognition. SOP 97-2 provides guidance on recognizing revenue on software transactions including arrangements which consist of multiple elements, for example, additional software products, upgrades/enhancements, post-contract customer support, or services, and arrangements to deliver software or software systems which require significant production, modification, or customization of software. SOP 97-2 will be effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently completing its review of SOP 97-2, but at present, it does not expect the implementation of SOP 97-2 to have a material effect on the Company's financial statements.



PART II. OTHER INFORMATION

Items 1-5.  None

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



MedPlus,
Inc.



Date: 11/14/97                  By:  /s/ Daniel A. Silber
                                     Daniel A. Silber
                                    Chief Financial Officer



          * Pursuant to the last sentence of General Instruction
            G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.