Form 10KSB
period 1998-01-31
MEDPLUS INC /OH/
filed 1998-05-01
CIK 922723

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-KSB

                            (Mark One)

          [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the fiscal year ended   January 31, 1998

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

             For the transition period from  ______________ to

                    Commission file number:      Z-24196

                               MEDPLUS, INC.
              (Name of small business issuer in its charter)

             OHIO                               48-1094982
 (State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)                    No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

(Cover Page continued on Page 2)

The Company's revenues from continuing operations for its fiscal year ended January 31, 1998 were $9,031,643.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 10, 1998 was $21,318,856, based on the average bid and ask price of such stock on that date as reported on the Nasdaq National Market.

As of April 30, 1998, 6,175,114 shares of the Company's no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 1998, are incorporated by reference into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes   ________   No    _____X_____

INTEGRATED REPORTS TO SECURITY HOLDERS

Pursuant to General Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Company's Annual Report to Security Holders for its fiscal year ended January 31, 1998 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

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



PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

MedPlus[r], Inc. (the "Company") was incorporated in 1991. The Company's principal executive offices are located at 8805 Governor's Hill Drive, Suite 100, Cincinnati, Ohio, 45249. The Company's telephone number is (513) 583-0500.

The Company provides state-of-the-art information management technology products and consulting services to customers predominantly in the health care industry. The Company sells and supports hardware and software solutions to meet the needs of health care organizations. The Company's products and services presently consist of enterprise-wide electronic patient systems, an optical document archival and retrieval system, and process improvement and automation services, primarily in the area of patient care and laboratory services. On January 30, 1998, the Company acquired a majority interest in DiaLogos[tm] Incorporated ("DiaLogos") which specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration. The Company's technology and products are designed to allow health care providers to achieve quality and productivity enhancements quickly and easily. Moreover this technology enables the providers to reach cost containment goals which are increasingly imposed upon them by legal and regulatory requirements as well as economic and consumer pressures.

In January 1998 the Company completed the sale of all the assets of the Company's IntelliCode[tm] division to Becton Dickinson and Company for approximately $17.3 million plus royalty payments over five years. Also in January the Company decided to sell the net assets of the Step2000[tm] segment of its wholly-owned subsidiary, Universal Document Management Systems, Inc. ("Universal Document"), and is currently negotiating with prospective buyers. The disposal of these segments will provide resources in the form of management time and additional funds to allow the Company to enhance its focus on delivering data management solutions for health care organizations.

In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1997 and ended on January 31, 1998.

Industry Background

The health care industry has entered a period of profound change involving economic, regulatory and operational factors. The Company's strategy is intended to capitalize on the trend toward more spending by the health care industry on information systems and services such as those offered by the Company.

Economic. The dramatic increase in health care costs in the United States has caused significant change in the health care industry. Managed care organizations such as health maintenance organizations, preferred providers and independent physician associations, as well as other payers have developed alternative payment models to control costs, including procedure-based cost limitations, contractually approved providers and capitation (a fixed monthly fee for members as payment for all required services). The result has been a continuing shift of financial risk from the payers to both the physician/provider and the institutional provider (hospitals, clinics, long-term care, acute providers and rehabilitative care centers). In response, health care organizations are aligning themselves with one another in order to form integrated delivery systems in an effort to lower costs and compete more effectively in the changing health care environment.

The economic viability of many providers will be dependent upon their ability to continue to provide quality health care services while dramatically cutting costs and increasing productivity. The delivery of health care services is both labor and information intensive because the functions of tracking, organizing, retrieving, evaluating and generally managing the high volume of health care data that providers generate are essential to any provider. Compared to other industries, the health care industry has been slow to automate its information management needs.

Hospitals, because of the lack of efficiency incentives, historically have underinvested in information technology, spending only 2-3% of their operating budgets on information technology compared to the 6-8% allocated by other industries for information technology. According to Sheldon Dorenfest and Associates, the health care information system market was valued at $13.6 billion in 1997.

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

Operational. Hospitals and other health care organizations comprise numerous departments, such as the accounting, laboratory, radiology, pharmacy, medical records, business office and clinical areas. The information management requirements of these departments tend to be quite distinct. To the extent they have purchased computerized systems, most hospitals have historically acquired a collection of separate, stand-alone information systems for their various departments. Moreover, even within a particular systems category, such as the laboratory, there are no system standards. Numerous vendors sell proprietary systems which often are not directly compatible with either competitive systems or the systems of other departments. The Company's products and services enhance the capabilities of the existing systems by adding functionality not otherwise present in these systems.

Strategy

Recognizing all of these factors, the Company's business strategy since its inception has been to focus on specific health care information problems that the Company believes have not been adequately addressed by other vendors. It is the Company's goal to develop appropriate information management systems which address the market needs, are affordable, and can be easily integrated with the major systems currently in place at most health care organizations in the United States. The Company's products and services are designed to permit customers to leverage their existing investments in computerized information systems rather than forcing them to replace entire systems at a much greater cost.

The Company concentrates on specific segments of information technology for the health care industry including data storage and retrieval, enterprise-wide electronic patient records, integration of enterprise-wide business systems with existing applications using distributed object computing and process engineering and consulting services. These technologies and services offer immediate benefits to health care organizations on a cost-efficient basis.
The Company considers these areas to be key subsets which directly affect the health care provider's efficiency in utilizing its existing information systems. The Company believes this niche has enabled it to provide high technology solutions at an affordable user cost. Over time, it is the Company's intention to adapt its current products to changing needs, to develop or acquire new products and services, and to address selected information management needs throughout the typical health care organization.

While the Company is focused on the health care market, it believes its products, services, and intellectual knowledge regarding legacy access and distributed object computing can be applied to other markets where access to large amounts of stored information from many disparate systems is required. The Company may explore these other markets, including the international arena, either through strategic partnering or by creating new companies or divisions.

Products and Services

The Company pursues the automated data storage and retrieval segment through its OptiMaxx[tm] Archival System product line and the computerized enterprise-wide electronic patient record system segment through its ChartMaxx[tm] Enterprise-Wide Patient Record System. The Company's product strategy is to design systems with open architecture and modular functionality which are compatible with most existing systems to which they will interface, without requiring any support or cooperation from the systems vendors. By designing products to be entirely independent of other system vendors, potential customer acceptance of the Company's products is not limited in any way by their existing information system configurations. The Company's ability to market its products generally is not subject to the cooperation of third party systems vendors. In July 1996, the Company acquired certain of the assets of FutureCORE, Ltd. now FutureCORE[tm], Inc., which specializes in health care automation, systems integration, and business process engineering and consulting. FutureCORE has assisted the Company by performing on-site operational assessments for potential clients, which identify cost reduction and efficiency opportunities via implementation of ChartMaxx or OptiMaxx and process improvements. In January 1998, the Company exercised its option to purchase additional shares of the common stock of DiaLogos, a Cincinnati-based provider of distributed object computing training and technology. The Company has a 56.5% ownership interest in DiaLogos, which has formed a health care information technology division. This division is currently developing a solution called Global Distributed Registration which provides enterprise-wide Web access to health care organizations' disparate legacy systems.

OptiMaxx Archival System

The Company offers an optical disk storage and retrieval system under the name OptiMaxx which is specially configured for hospitals, medical practices and other health care providers. It consists of hardware (optical drives, disk "jukeboxes", personal computers) and software purchased from outside vendors, combined with the Company's proprietary software in a manner that provides specific benefits to health care industry users. At its most basic level, OptiMaxx permits a user to store automatically on an optical disk any data that it previously would have printed out of its system and then stored as paper or on microfilm/microfiche. OptiMaxx can also scan in and manage existing paper documents.

A key feature of OptiMaxx is its ability to capture data directly from existing computer information systems without special software, other interfaces or any data manipulation. Most optical storage systems must have the "host" information system computer configure files in a specific manner or convert the electronic format of the outgoing data into a particular format, often proprietary, which the optical system can then recognize and use when the data is received. OptiMaxx, which was designed to act as a system peripheral (such as a printer), can work with most host systems without the need for data configuration by the host system. Every host system must have the capacity to output data to a printer, and OptiMaxx can accept any such output "as is" without any special treatment by the host system. Moreover, OptiMaxx itself does not convert or change the incoming data. OptiMaxx stores the data and can retrieve it in its native format, without conversion. In 1997, the Company introduced OptiMaxx for Windows NT, which operates on the Windows NT operating system. The Company believes the addition of Windows NT, which is considered to be one of the most robust and open operating systems in the software industry, will provide a significant competitive advantage in the future.


ChartMaxx Enterprise-Wide Patient Record System

The ChartMaxx system is an enterprise-wide electronic medical records system that combines multiple technical and functional approaches to computer-based patient records development. The result is an integrated software and hardware platform which:

  Creates complete, digital medical records that meet administrative and legal requirements;

  Manages multimedia digital data (structured and unstructured) in both report-oriented and discreet data element formats;

  Manages scanned documents (imaging);
  Manages workflow and the work processes associated with health information management;

  Builds a data repository based on an SQL (an industry standard) database and mass storage;
  Forms a system that has both enterprise-wide and remote connections; Provides application software to further automate the medical records and patient accounts department;

  Is useful to providers of care and other health care staff members; and Facilitates communication of clinical information within the health care organization and to external sources.

ChartMaxx has been proven on the UNIX operating system since the Company introduced it to the market in 1995. Now that ChartMaxx is available for use on the Windows NT operating system, ChartMaxx will provide the same functionality as the previous version. The addition of ChartMaxx Windows NT will give customers the option of beginning with OptiMaxx for Windows NT and migrating to full electronic patient record functionality with ChartMaxx. Windows NT is supported on more than 2,000 hardware platforms, runs thousands of applications and integrates with NetWare, IBM, UNIX and many other networking environments.

Beyond the immediate benefits of automating an organization's medical records department and creating an electronic patient record, the Company is creating a data repository that can encompass the entire integrated delivery system.
In 1997, the Company introduced ChartMaxx Web Navigator[tm], a web-based application which provides authorized clinicians with chart viewing and query capabilities from remote locations via the hospital Intranet. In February 1998, the Company introduced ChartMaxx Web Completion[tm], which works in conjunction with Web Navigator to enable authorized clinicians to sign patient charts with an encrypted digital signature from remote locations. With both ChartMaxx Web applications, clinicians, for the first time, can perform both of their chart functions after the patient is discharged - chart completion and access to historical charts from any location using a Netscape Navigator or Internet Explorer Web browser.

Web Access to Legacy Systems Application

In line with the Company's strategy to enable customers to leverage their existing information system investment, the health care division of DiaLogos is developing a solution called Global Distributed Registration ("GDR") that provides enterprise-wide Web access to disparate hospital information systems. GDR will provide users with an entire patient history, including demographic, insurance and visit information, which is available to all authorized users, at all times, in all locations. All data is combined into a single, cohesive view and easily accessed by any authorized medical professional.

Using the DiaLogos legacy access technology and CORBA distributed object technology, all systems are queried to find patient information and, if the information is changed, all systems will automatically be updated with any applicable information. This ensures that users are viewing the most current information.

The University of Pennsylvania Health Systems ("UPHS"), one of the most prestigious health care organizations in the nation, is currently implementing GDR with its Shared Medical Systems and IDX information systems. Once completed, GDR will be used throughout UPHS hospitals, physician practices, and affiliated facilities.

DiaLogos has placed an emphasis on distributed technology education. As such, it is creating partnerships and education programs with top Fortune 500 companies who are demanding that CORBA and Java be deployed in critical projects in industries spanning such fields as healthcare, electronic commerce and manufacturing. DiaLogos provides the Senior Developer and System Architects of these organizations with the education necessary to craft CORBA and Java based solutions today. DiaLogos works with the educational heads of companies such as Oracle to define and deliver the required high-tech training necessary for their software developers to do their jobs in the year 2000 and beyond.

Consulting Services

The acquisition of FutureCORE in July 1996 significantly enhanced the Company's product lines by providing consultative system analysis and process improvement methodologies in laboratories, physician offices, hospitals, major health care instrumentation firms and integrated delivery networks. Now, rather than just providing new technology for health care providers, the Company has the unique advantages of being able to assist health care providers re-engineer their existing processes while implementing the Company's product line so as to maximize the return on the investment in technology. The services provided by FutureCORE include program management involving project planning, workflow analysis, process flow charting, productivity improvements, modeling and process simulation.

Sales and Marketing

The Company utilizes selected strategic resellers and reference selling arrangements and also employs a direct sales force to market its products.
Its sales philosophy is to provide consultative selling services to end users, conducted by both direct and indirect sales sources who are knowledgeable about the health care industry and information management technologies.

Because of its products' ability to interface with major information system vendors, the Company is able to market its products directly to end users, and is not required to enter into costly technical support, joint selling or other collaborative selling arrangements with vendors of health information systems merely to obtain access to the market. However, the Company has found it to be advantageous to enter into reseller and reference seller agreements for strategic reasons, including increased acceptance by customers due to the association with familiar vendors and exposure to the existing customer bases of the resellers and reference sellers. Presently, the Company has entered into strategic reseller, reference selling and preferred vendor arrangements with health care industry suppliers including Quorum Health Resources, Inc. (one of the nation's largest managers of not-for-profit hospitals), MAGNET, Inc. (a regional purchasing organization), Transcend Services, Inc. (a provider of medical records systems outsourcing), IPN Network LLC (a provider of patient accounts outsourcing), Sunquest Information Systems, Inc. (a provider of laboratory information systems), The Shams Group, Inc. (system integrators for MEDITECH environments) and Healthcare Technologies, Inc. (a provider of medical data integration solutions).

Competition

The market for information technology in the health care industry is intensely competitive. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, product pricing, the reputation and stability of the information systems provider, the features and capabilities of the information systems, management of the system implementation cycle, ongoing support for such systems, the potential for enhancements thereto, and technical and financial resources. Certain of the Company's competitors have significantly greater resources than the Company. In addition, the Company's products compete with other technologies as well as similar products developed by other companies, and other major information management companies may enter the markets in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant pricing pressures that could have a material adverse effect on the Company's business.

There can be no assurance that the Company will be able to continue to compete successfully with its existing or any future competitors. However, the Company believes that it possesses certain competitive advantages, in particular its concentration on the health care market which enables it to tailor all of its products for that particular market, rather than attempting to design and sell products of a more generic nature. The compatibility of its products with most of the information systems with which they must interact also constitutes an advantage over its present competitors, most of whom must secure the support and cooperation of third party vendors in order for their products to operate. Also, any future enterprise-wide systems will likely be quite expensive and may not be attractive to hospitals which already have substantial investments in numerous departmental systems and may have limited budgets for future purchases.


Product Manufacturing and Sources

The Company does not possess internal manufacturing capacity and instead relies upon third party manufacturers to fulfill its hardware requirements. This reliance on outside suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Hardware incorporated into the Company's products, such as optical disk drives and computers, are non-proprietary items which are potentially available from multiple sources, although the Company currently has limited its purchases to certain vendors based on delivery, service and cost factors. To the extent the Company relies on single sources of components, it is vulnerable to potential disruptions in supply should such a manufacturer become insolvent or otherwise experience production problems. The Company believes, however, that any such disruption would be temporary since there are numerous alternative sources of supply available.

The Company relies to a large extent on licensed third party software which is integrated into its products through the use of proprietary software. The Company's internal software development capacity is limited, and the Company therefore concentrates its efforts on developing and enhancing proprietary software that enables various third party software products to work together. The Company must rely on the third party suppliers for enhancements and ongoing support for the acquired products. The failure of one or more of such vendors to provide services for any reason could, at least temporarily, adversely affect the Company's business.

Customers

The Company's contracts for certain systems and related services it sells may approach or exceed $1,000,000 per individual customer. As a result, the Company may have certain customers in any one year which represent a significant portion of the Company's total revenues for that year. For the year ended January 31, 1998, two customers accounted for 13% and 11%, respectively, of the Company's total revenues. During the year ended December 31, 1996, two customers accounted for 20% and 12%, respectively, of the Company's total revenues. One customer accounted for 13% of the Company's total revenues for the year ended December 31, 1995.

Product Development

The Company has developed new products internally when time permits, but believes it can sometimes respond more quickly to market requirements by acquiring complementary products or technology. The Company believes that continued investment in research and development for both internally developed and acquired products is critical to its long-term growth and success. The Company's product development strategy is to continue to focus on specific health care related information management requirements and to expand its existing product lines by adapting them to additional but related health care applications.

The Company is presently concentrating its developmental efforts on the ChartMaxx Enterprise-wide Patient Record System, the OptiMaxx Archival System and DiaLogos' Global Distributed Registration technology.

The Company's total product development expenditures were $1,232,770, $1,447,071 and $1,352,199 for the years ended January 31, 1998, December 31, 1996 and December 31, 1995, respectively.

Government Regulation

The United States Food and Drug Administration ("the FDA") has issued a series of draft guidance documents addressing the regulation of certain computer products as medical devices under the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). To the extent that computer software is a medical device under the policy, the manufacturers of such products will be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by filing a pre-market application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. None of the Company's products currently are regulated by the FDA. The FDA indicated its intention to consider more extensive regulation of additional types of computer software, which could include existing or future products offered by the Company, and has solicited industry input as to the regulation of computer products as medical devices. The FDA has reached no decision to date on this issue. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions relating to clinical investigations, approvals, labeling and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

Licenses and Proprietary Rights

To a significant degree, the Company's products consist of third party hardware and software integrated with proprietary software of the Company.
The Company does not hold any patents with respect to any of its current products, nor does it expect to apply for any patents in the foreseeable future. To the extent possible, the Company attempts to protect its use of third party hardware and software with contractual exclusivity and nondisclosure provisions, but because the Company does not own the rights to these third party products, there can be no assurance that competitors or others will not attempt to integrate the same or similar products into systems competitive with those sold by the Company. To protect its proprietary product components, the Company relies upon the law of copyrights, trade secrets, nondisclosure agreements with employees and others, and restrictions incorporated into agreements with customers. Notwithstanding these safeguards, it could be possible for competitors to obtain and/or imitate the Company's software and/or hardware. Further, there can be no assurance that others will not independently develop products similar or superior to those of the Company. The Company also explores technology developed by other entities that may be licensed or acquired in an effort to reduce the product development cycle or to complement existing product lines.

Federal trademark protection has been obtained for the MedPlus name. The Company has entered into an agreement to use the name ChartMaxx with the owner of the trademark, and has applied for federal trademark protection for the names OptiMaxx, FutureCORE and Step2000.

Employees

As of January 31, 1998 the Company had 101 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel who are in great demand.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 34,000 square feet of high quality office space in Cincinnati, Ohio where it maintains its principal offices. The lease terms extend through July 2003.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, the Company is not a party to any material legal proceeding and, to the Company's knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on the Nasdaq National Market System
("NMS") under the symbol "MEDP."   There were approximately 114 record holders
of the Company's common stock as of April 29, 1998. The following table sets forth, for the periods indicated, as reported by Nasdaq, the range of high and low sales price (not closing bids) of the Company's common stock on the NMS. All prices are rounded to the nearest one-eighth, and bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year/Quarter                        High           Low

Fiscal Year Ended January 31, 1998

First Quarter                           $  7.750        $ 4.625
Second Quarter                             7.500          5.125
Third Quarter                             10.500          6.625
Fourth Quarter                            11.000          6.750

Fiscal Year Ended December 31, 1996

First Quarter                            $12.250        $ 8.125
Second Quarter                            15.625         10.625
Third Quarter                             14.375         10.000
Fourth Quarter                            11.250          5.000

The Company has not paid any cash dividends since its inception and presently anticipates that earnings, if any, will be retained for future development of the Company's business. No dividends on its common stock will be declared in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

Since its inception in 1991, the Company has provided state-of-the-art information management technology products and consulting services to customers predominantly in the health care industry. The Company has continued to develop systems that enable health care providers to more efficiently collect, store and retrieve medical information. It has been the Company's practice to continue to develop new products, enhance existing applications, make selected strategic acquisitions, and introduce consulting services, which has led to significant revenue growth since the commencement of operations. The Company's products presently consist of the ChartMaxx Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx Archival System
("OptiMaxx").  C      hartMaxx is an enterprise-wide electronic patient record
system. OptiMaxx is an optical disk-based archival system. The Company's FutureCORE, Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of patient care and laboratory services. On January 30, 1998, the Company acquired a majority interest in DiaLogos Incorporated, ("DiaLogos") which specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting, and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration.

The Company's IntelliCode division, which was sold on January 28, 1998, developed and sold the IntelliCode Intelligent Bar Code System ("IntelliCode"), an intelligent bar coding system for hospitals and other health care organizations. The Step2000 Workflow, Document Management, and Application Development System ("Step2000") segment, which the Company is currently in the process of selling, is a workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. The IntelliCode division and the Step2000 segment have been accounted for as discontinued operations in the accompanying consolidated financial statements.

The Company's revenues are derived from systems sales, support contracts and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting services revenues are derived from implementation, training and education, custom software development and process improvement services. Revenues from support contracts and consulting services are expected to increase as the number of installed systems increases. Gross profit on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer support, implementation and consulting personnel.

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

Revenue is recognized in accordance with the provisions of Statement of Position 91-1, Software Revenue Recognition. For OptiMaxx systems, revenue is
recognized upon delivery.   Revenue from ChartMaxx systems is recognized when
a contract is signed, the system is configured, and the system is shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to customer acceptance, revenue related to the delivered hardware and/or software is deferred until such obligations are deemed insignificant or have been satisfied. Revenues from consulting services are recognized in the period in which the services are performed. Revenues from support contracts are recognized ratably over the term of the contract.

The Company has historically experienced significant quarterly fluctuations in revenues and operating results which may continue in the future. The Company's revenues have fluctuated due to the length of the sales cycle, the number and timing of systems sales, and the timing of installation, implementation and consulting services. As a significant percentage of the Company's operating expenses are fixed, quarterly operating results will vary with the fluctuation in revenues. In addition, period to period comparisons of the Company's past operating results may not be meaningful nor are they necessarily indicative of future operating results of the Company.


Fiscal Year

In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's 1998 fiscal year commenced on February 1, 1997 and ended on January 31, 1998. Information for the year ended January 31, 1998 is compared with information for the year ended December 31, 1996.
No analysis is provided for the one month ended January 31, 1997. The amounts reflected for the one month period ended January 31, 1997 should not be indicative of results that would have been obtained for a full fiscal quarter or year.


DiaLogos Acquisition

The Company signed a letter of agreement with DiaLogos, dated July 12, 1996, which was subsequently amended on January 31, 1997, in which the Company, on or before March 31, 1998, agreed to either (a) pay $1,650,000 to DiaLogos in return for 75% of the common shares of DiaLogos, (b) secure a funding commitment for DiaLogos' operations in the amount of $1,650,000 from investors and/or lenders, or (c) pay a portion of the $1,650,000 as consideration for less than 75% of the common shares of DiaLogos, and secure a funding
commitment for the remainder of the $1,650,000 from investors or lenders.   In
the event the Company secured a funding commitment from investors and/or lenders, then DiaLogos would grant the Company the option to purchase 75% of the common shares of DiaLogos less any shares already purchased by the Company and/or investors identified by the Company.

As of December 31, 1996, the Company had advanced $428,350 to DiaLogos. The Company had also converted an additional $51,050 of advances into an equity interest in DiaLogos' common shares. Subsequent to December 31, 1996, the Company arranged for approximately $400,000 of funding for DiaLogos from investors, which consisted of officers and directors of the Company, in exchange for these investors receiving 18.5% of DiaLogos' common shares.

On January 30, 1998, the Company elected to exercise its option and converted aggregate advances of $1,191,960 to DiaLogos into common shares of DiaLogos stock. Upon conversion of these advances, MedPlus became a majority owner of
DiaLogos with 56.5% ownership.   The acquisition of these shares has been
accounted for under the purchase method. Accordingly, the financial position of DiaLogos has been included in the Company's Consolidated Balance Sheet as of January 31, 1998, and the results of operations of DiaLogos will be included in the Company's Consolidated Statement of Operations effective February 1, 1998.

The Company's purchase price for its majority interest in DiaLogos was $1,693,959 which included the conversion of $1,191,960 of advances and the attribution of $501,999 of DiaLogos liabilities to the Company's ownership interest. The purchase price has been allocated to the identifiable tangible
and intangible assets acquired based on their estimated fair values.   The
Company has allocated $781,391 of the purchase price to the excess of cost over the fair value of net assets acquired. An additional $710,318 of the purchase price has been allocated to acquired in-process technology and has been expensed at the date of acquisition.


Sale of IntelliCode Assets

On January 28, 1998, the Company completed the sale of all the assets of the Company's IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for an initial payment of $17,408,847 plus royalty payments over five years. The initial payment was subsequently adjusted after the closing of the transaction based on the actual net book value of the assets sold resulting in a payment by the Company to Becton Dickinson of $74,259 in April 1998. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease. The Company has recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and will be recorded as income when earned.


Universal Document Acquisitions and Initial Public Offering

The Company's Universal Document subsidiary has hired a senior management team and entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation software resellers and integrators that Universal Document may acquire or combine, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive agreements, which are contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies[tm], Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies upon the completion of the acquisitions or costs of the initial public offering. These acquisition and offering costs had been recorded as deferred acquisition and offering costs in the Company's Consolidated Balance Sheet. As a result of its decision to postpone its initial public offering, Universal Document expensed $2,979,555 of such costs in January 1998. The Company also incurred $728,390 of operating expenses during the year ended January 31, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the target companies.

The Company and Universal Document have entered into a variety of agreements related to the Universal Document acquisitions and initial public offering. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement (as discussed, infra, in Note 3 of the Consolidated Financial Statements included herein), acquisition agreements with the target companies, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements are contingent upon the successful completion of an initial public offering of Universal Document's common stock. The Company is currently evaluating how to proceed with the acquisitions and initial public offering. As a result of such evaluation, many, if not all, of the agreements referred to above may either be terminated or significantly amended.

While the Company believes that the acquisitions and initial public offering ("transactions") by Universal Document could result in significant value for the Company, there is no assurance that the transactions will ultimately occur on the terms as disclosed in the registration statement, or if the transactions do occur, that there are no material changes to their terms. In addition, the Company will continue to have expenditures for the Universal Document senior management team directing the transactions through the date of an initial public offering or a decision by the Company not to pursue these transactions. In the event the Universal Document initial public offering proceeds, the Company may be required to make significant expenditures for accountants' and attorneys' fees and other costs associated with the transactions. While the Company expects to be reimbursed by Universal Document after its initial public offering for funding such costs, there can be no assurance that the Company will recover all the costs it has funded to date or will fund in the future.


Results of Operations

Years Ended January 31, 1998 and December 31, 1996

Revenues. Revenues for the year ended January 31, 1998 were $9,031,643, an increase of $5,564,051, or 160% over the $3,467,592 reported for the comparable period in 1996. System sales increased $4,841,313 or 177% from the year ended December 31, 1996 primarily due to increased sales of ChartMaxx systems. Support and consulting revenues increased $722,738 or 98% from the year ended December 31, 1996 due to higher support revenues resulting from an increase in the installed base of all systems and higher consulting revenues from a full year of revenues from consulting services provided by FutureCORE.

Gross Profit. Gross profit for the year ended January 31, 1998 was $2,820,846 compared to $1,307,749 for the year ended December 31, 1996, an increase of $1,513,097 or 116%. The overall gross profit margin decreased from 38% in the year ended December 31, 1996 to 31% in the year ended January 31, 1998. The gross profit margin on systems sales decreased from 41% in the year ended December 31, 1996 to 39% in the year ended January 31, 1998 due to an aggressive pricing strategy and an increase in capitalized software amortization. Gross profit margins on support and consulting revenues decreased from 27% in the year ended December 31, 1996 to -10% in the year ended January 31, 1998 due to an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses. Operating expenses increased from $5,554,374 in the year ended December 31, 1996 to $9,475,722 in the year ended January 31, 1998, an increase of 71%. Included in operating expenses in January 31, 1998 is a non-recurring charge of $710,318 related to the allocation of a portion of the purchase price for the Company's acquisition of a majority interest in DiaLogos to acquired in-process technology. This amount was expensed at the date of acquisition, January 30, 1998. The company also incurred expenses of $728,390 related to management expenses associated with acquisition, initial public offering efforts, and preliminary integration efforts of Universal Document discussed above. The Company also continued to add a significant number of employees in the areas of development and sales and marketing during the year ended January 31, 1998. Substantial expenditures were made to increase market awareness of the Company's products and to expand the direct and indirect channels of distribution.

Other Income (Expense). Other income (expense) decreased from $252,382 of income for the year ended December 31, 1996 to $3,211,508 of expense for the year ended January 31, 1998. The primary reason for the change was Universal Document's expensing of $2,979,555 of capitalized acquisition and offering costs in January 1998 as a result of the postponement of Universal Document's initial public offering as discussed above. Also, the Company's interest expense increased from $23,493 for income for the year ended December 31, 1996 to $346,315 of expense for the year ended January 31, 1998 due to increased borrowing requirements to fund the Universal Document acquisition and initial public offering efforts and the Company's operations. Consequently, the Company's interest income decreased from $308,992 for the year ended December 31, 1996 to $94,703 for the year ended January 31, 1998.

Discontinued Operations. Income from discontinued operations, net of income tax expense, increased from $925,712 for the year ended December 31, 1996 to $9,849,994 for the year ended January 31, 1998. The primary reason for the increase was a pre-tax gain of $14,724,720 related to the sale of the assets of the IntelliCode division to Becton as discussed above. The Company realized an after-tax gain of $10,268,710 on this transaction. This gain was partially offset by two non-recurring charges related to Universal Document's Step2000 segment which consisted of the following: (a) the amortization of the remaining net book value of $774,677 of the excess of cost over fair value of net assets acquired due to the impairment of that asset, and (b) the amortization of $466,836 of capitalized software development costs due to the impairment of that asset. The Company also recorded a charge for the accrual of a loss of $180,000 for the estimated loss on disposal of the net assets of the segment and its estimated operating losses through the anticipated date of disposal. These charges, along with operating losses from the Step2000 segment, resulted in the decline in operating income from discontinued operations from $1,523,948 for the year ended December 31, 1996 to an operating loss of $105,705 for the year ended January 31, 1998.

Net Income. While net revenues increased 160% over the year ended December 31, 1996, the significant increase in operating expenses, the Universal Document management expenses, and the non-recurring charges for the acquired in-process technology of DiaLogos and for the acquisition and offering costs of Universal Document resulted in a loss of $6,744,905 from continuing operations for the year ended January 31, 1998 compared to a loss of $3,397,904 for the year ended December 31, 1996. Net income (loss) increased from a net loss for the year ended December 31, 1996 of $2,472,192 to net income of $3,105,089 for the year ended January 31, 1998 primarily due to income from discontinued operations of $9,849,944 offset by the items discussed in the preceding sentence.


Years Ended December 31, 1996 and 1995

Revenues. Revenues for the year ended December 31, 1996 were $3,467,592, an increase of $502,553, or 17% over the $2,965,039 reported for the comparable period for the year ended December 31, 1995. System sales decreased $127,675 or 4% from the year ended December 31, 1995 due to a change in the mix and size of systems sold from the prior year. Support and consulting revenues increased $630,228 or 579% from the year ended December 31, 1995 due to higher support revenues as the Company's installed systems base continued to grow and higher consulting revenues related to the ChartMaxx division and FutureCORE subsidiary.

Gross Profit. Gross profit for the year ended December 31, 1996 was $1,307,749 and $1,434,223 for the year ended December 31, 1995, a decrease of $126,474 or 9%. The overall gross profit margin decreased from 48% in 1995 to 38% in 1996. Higher capitalized software amortization led to a decrease in gross profit margin on systems sales from 50% for the year ended December 31, 1995 to 41% in 1996. Gross profit margins on support and consulting revenues increased to 27% from a negative gross profit margin due to higher support revenues from a larger installed base partially offset by lower than expected utilization of customer support, implementation, and consulting personnel.

Operating Expenses. Operating expenses increased from $4,122,309 for the year ended December 31, 1995 to $5,554,374 in for the year ended December 31, 1996, an increase of $1,432,065 or 35%. The increase is a result of an increase in personnel related to employees in the areas of sales, marketing, product development, administration and the Company's new subsidiary FutureCORE. Substantial expenditures were also made during the year ended December 31, 1996 to increase market awareness of the Company's products.

Discontinued Operations. Income (loss) from discontinued operations, net of income taxes, changed from a loss of $492,438 for the year ended December 31, 1995 to income of $925,712 for the year ended December 31, 1996. The loss for 1995 included a non-recurring charge for acquired in-process technology related to the acquisition of Universal Document of $1,465,697.

Net Loss. The Company's net loss for the year ended December 31, 1996 was $2,472,192 compared to a net loss of $2,616,277 for the year ended December 31, 1995. The net loss for the year ended December 31, 1996 is a result of the increased operating expenses discussed in the preceding paragraphs and lower than expected revenues.

The weighted average number of shares outstanding for 1996 was 5,868,954 shares compared to 4,867,288 shares for 1995. The increase in the weighted average number of shares outstanding was primarily due to the issuance of 900,000 shares of stock in the Company's secondary offering in November 1995.


Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product development, the expansion of its sales and marketing organization, anticipated revenue growth, and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements, and recently, the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, and investments in and advances to companies which are deemed to have strategic value to the Company.

The Company's revolving line of credit agreement ("MedPlus line of credit") with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company's assets. At January 31, 1998, the maximum amount available under the MedPlus line of credit was $10,000,000. No amounts were outstanding under the MedPlus line of credit at January 31, 1998 and December 31, 1996.

On September 9, 1997, the Company and Universal Document entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in Note 5 of the consolidated financial statements and for working capital. The amount outstanding under the Universal line of credit at January 31, 1998 was $1,496,353. The Universal line of credit was paid in full and canceled on February 10, 1998.

In connection with the sale of the IntelliCode assets to Becton, the Company sold 222,556 shares of its common stock to Becton in exchange for $2,000,000 in cash on January 28, 1998. The sale price was based on the average closing price of the Company's common stock for the thirty days prior to the announcement on November 21, 1997 of the signing of a letter of intent relating to the sale of the IntelliCode assets.

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program, the Company may purchase up to 500,000 shares of the Company's common stock. As of January 31, 1998, 10,500 shares at a cost of $53,554 had been purchased under this program. Subsequently, the Company purchased an additional 24,900 shares for $164,348 in March 1998.

The Company believes that its cash and cash equivalents, investment securities, available line of credit, and cash generated from operations will be sufficient to finance its expected growth and cash requirements for at least the next twelve months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations, consistent and timely collections of accounts receivable and additional sources of liquidity such as additional equity offerings or debt financing.


Inflation

To date, inflation has not had a material impact on the Company's operations.


Year 2000 Compliance

The Year 2000 compliance issue arises from software applications that use only two digits to identify a year. Such applications may fail or create errors in the year 2000 ("year 2000 issue"). The Company has been in the process of reviewing all relevant year 2000 compliance issues. The Company's ChartMaxx and OptiMaxx products have both been developed using four digit date fields and are year 2000 compliant. In instances where a two digit date field is passed from another system to ChartMaxx or OptiMaxx, the field is populated with the first two digits of the current system date. The Company will complete final testing of these systems to verify they are year 2000 compliant by the fall of 1998. However, both systems rely upon third party software. The Company is currently reviewing these third party products and working with the respective vendors to determine what steps, if any, are required to ensure compliance. The Company's internal software systems are either already compliant or will be upgraded to year 2000 compliant versions. The Company does not anticipate, based on its current understanding of the year 2000 issue and the results of its review to date, that the year 2000 issue will have a material effect on the Company's results of operations.


Recently Issued Accounting Pronouncement

The American Institute of Certified Public Accountants has recently issued Statement of Position SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently completing its review of SOP 97-2, but at present, it does not anticipate the implementation of SOP 97-2 to have a material change to the Company's revenue recognition policy.



ITEM 7.  FINANCIAL STATEMENTS.

Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report and is herein incorporated by this reference. Specific financial statements and supplemental data can be found at the pages listed in the following index:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Page Number
Description                                         In This Report
Independent Auditors' Report of KPMG
Peat Marwick LLP. . . . . . . . . . . . . . . . . .       F-2

Consolidated Balance Sheets as of January 31,
1998 and 1997 and December 31, 1996 . . . . . . . .       F-3

Consolidated Statements of Operations for the year ended
January 31, 1998, month ended January 31, 1997 and years
ended December 31, 1996 and 1995. . . . . . . . . .       F-4

Consolidated Statements of Shareholders' Equity for the year ended January 31, 1998, month ended January 31, 1997 and
years ended December 31, 1996 and 1995. . . . . . .       F-5

Consolidated Statements of Cash Flows for the year ended
January 31, 1998, month ended January 31, 1997 and years
ended December 31, 1996 and 1995. . . . . . . . . .       F-6

 Notes to Consolidated Financial Statements. . . . .   F-7 to F-29


                                      ITEM 8.  CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The Company's executive officers and directors are as follows:

Name                           Age        Position
_____________                _______      _____________________

Richard A. Mahoney              50        Chairman of the Board,
                                           Chief Executive Officer
                                            and President
Philip S. Present II            47        Senior Vice President,
                                           Chief Operating
                                           Officer and Director
Gary L. Price                   43        Senior Vice President of
                                           Business Development
Timothy P. McMullen             43        Vice President of Sales
                                           and Marketing
Daniel A. Silber                49        Vice President of
                                           Finance and Chief
                                           Financial Officer
Paul F. Albrecht                43        Vice President and Chief
                                           Technology Officer
Jay Hilnbrand                   64        Director and General
                                           Manager of Universal
                                           Document
Robert E. Kenny III             42        Secretary and Director
Paul J. Stein                   50        Director
Paul A. Martin                  43        Director

Directors are elected annually by the shareholders and serve for one year terms. Officers serve at the discretion of the Board of Directors and are elected on an annual basis.

Richard A. Mahoney has been the Company's President and a director of the
Company since January 1991.   While Mr. Mahoney has been the President of the
Company since its inception, Mr. Mahoney has held the titles of Chairman of the Board and Chief Executive Officer of the Company since November 1995.

Philip S. Present II joined the Company in April 1995 as Vice President of Corporate Development. Mr. Present was named the Chief Operating Officer of the Company in June 1996. He became a director of the Company on December 13, 1997 to fill a vacancy created on the board by an increase in the number of directors of the Company from five to six. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG Peat Marwick LLP.

Gary L. Price joined the Company as Vice President, Sales in January 1992 and in June 1996 was named Senior Vice President, Business Development.

Timothy P. McMullen has been the Vice President of Sales and Marketing since December 13, 1997. He joined the Company as Vice President, Corporate Accounts and Managed Care in June 1996 after sixteen years with the Hill-Rom Co. Inc. At Hill-Rom, the world's largest manufacturer and distributor of patient beds and patient environments, he held several senior positions including Vice President of Corporate Accounts, Merchandising, International, and Domestic Sales.

Daniel A. Silber joined the Company as Vice President of Finance and Chief Financial Officer in May 1995. From 1993 until he joined the Company, he was Chief Financial Officer for Saturday Knight LTD, a manufacturer and distributor of bathroom accessories.

Paul F. Albrecht was elected Vice President and Chief Technology Officer on December 13, 1997 following his tenure as General Manager of the ChartMaxx Division of MedPlus since May 16, 1994. Prior to joining the Company, Mr. Albrecht had been the Director of the Systems Development Area for Cincinnati Bell Information Systems since December 1991.

Jay Hilnbrand has been a director of the Company since April 1994. Mr. Hilnbrand is the General Manager of Universal Document, a wholly-owned subsidiary of the Company since December 1995. Prior to the acquisition by the Company of Universal Document, Mr. Hilnbrand had been its President since 1990.

Robert E. Kenny III, an attorney engaged in the private practice of law since 1980, has served as Secretary and a director of the Company since its inception.

Paul J. Stein has been a director of the Company since 1991. Mr. Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

Paul A. Martin, a director of the Company since August 29, 1996, has been an Implementation Consultant for the Company since August 18, 1997. Prior to joining the Company, he had been the Corporate Accounts Receivable Manager for CommuniCare Health Services, a home healthcare agency which also owns and operates a nursing home, since 1995. Prior to his position with CommuniCare he was the Director of the business office for Dimensions Health Corp., a hospital and out-patient center management company.

Additional information regarding the Company's officers and directors is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 1998. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

All transactions executed in 1997 by the Company's directors, officers and beneficial owners, were, to the Company's knowledge, reported in a timely fashion as required by Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 1998, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by the Form 10-KSB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 1998, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 1998, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are hereby filed as part of this Form 10-KSB:


Exhibit                                            Sequential Page
Number    Description of Exhibits                  Number
_______   _____________________________________    _______________

2         Asset Purchase Agreement, dated
          January 28, 1998, by and between
          Becton, Dickinson and Company and
          MedPlus, Inc.                              See note 1

3         Amended Articles of Incorporation
          and Code of Regulations                    See note 2

10.1      Lease between MedPlus, Inc. and Duke
          Realty Limited Partnership for principal
          offices, dated April 24, 1995              See note 3

10.2      Executive Employment Agreement dated
          October 31, 1995 between MedPlus, Inc.
          and Richard A. Mahoney                     See note 3

10.3      Consulting Agreement between Universal
          Document and Madison Financial Group Ltd.
          dated September 1, 1996                     See note 4

10.4      First Lease Amendment between MedPlus,
          Inc. and Duke Realty Limited Partnership
          for principal offices, dated
          December 6, 1996                            See note 4

10.5      Second Lease Amendment between MedPlus,
          Inc. and Duke Realty Limited Partnership
          for principal offices, dated
          December 6, 1996                            See note 4

10.6      Asset Purchase Agreement by and between
          Med-Sub, Inc. and FutureCORE, Ltd. dated
          June 28, 1996                               See note 5

10.7      Letter Agreement by and between MedPlus,
          Inc. and DiaLogos Incorporated dated
          July 12, 1996                               See note 5

10.8      Cross Corporate Guarantee by MedPlus,
          Inc. on behalf of DiaLogos Incorporated
          dated October 3, 1996                       See note 6

10.9      Letter Agreement between MedPlus, Inc.
          and Dialogos Incorporated dated
          January 31, 1997                            See note 4

10.10     Agreement by and between MedPlus, Inc.
          and Growth Management Advisors, Inc.
          dated July 10, 1997                         See note 7

10.11     Amendment to Stock Purchase Agreement
          by and among Universal Document, Jay
          and Judy Hilnbrand and Robert C. Weiss
          dated August 12, 1997                       See note 7

10.12     Agreement by and between MedPlus, Inc.
          and Jay Hilnbrand dated May 1, 1997         See note 7

10.13     Second Amendment of Stock Purchase
          Agreement by and among Universal Document, Jay and Judy Hilnbrand and Robert C. Weiss dated December 10, 1997

10.14     Amendment to Agreement by and between
          Jay Hilnbrand and MedPlus, Inc. dated
          December 10, 1997

10.15 Employment Agreement dated January 1, 1998 by and between MedPlus, Inc. and Philip S. Present II

10.16 Employment Agreement dated January 1, 1998 by and between Timothy P. McMullen and MedPlus, Inc.

10.17 Employment Agreement dated January 1, 1998 by and between Daniel A. Silber and MedPlus, Inc.

10.18 Employment Agreement dated March 16, 1998 by and between Gary L. Price and MedPlus, Inc.

13        Annual Report to Shareholders               See note 8

21        Subsidiaries of MedPlus, Inc.

23        Consent of KPMG Peat Marwick LLP

Note 1: Incorporated by reference to the Company's Report on Form 8-K filed on February 11, 1998.

Note 2: Incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

Note 3: Incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-98696, effective November 21, 1995.

Note 4: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 27, 1997.

Note 5: Incorporated by reference to the Company's Quarterly Report on Form 10Q-SB filed August 13, 1996.

Note 6: Incorporated by reference to the Company's Quarterly Report on Form 10Q-SB filed November 14, 1996.

Note 7: Incorporated by reference to the Company's Quarterly Report on Form 10Q-SB/A filed August 18, 1997.

Note 8: Pursuant to general Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Issuer's Annual Report to the Security Holders for its fiscal year ended January 31, 1998 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

       (b) The following reports on Form 8-K were filed during the three-month period ended January 31, 1998:

(i) Current Report on Form 8-K filed November 21, 1997 announcing that on November 21, 1997, the Company issued a press release announcing that it had signed a letter of intent with Becton Dickinson and Company pursuant to which Becton Dickinson would acquire IntelliCode Intelligent Bar Coding Systems, a division of the Company, for an initial payment of $18 million and would purchase $2 million worth of shares of the Company's common stock.

(ii) Current Report on Form 8-K filed on December 19, 1997 announcing that on December 19, 1997, the Company issued a press release announcing a change in its fiscal year end and that Philip S. Present II, its chief operating officer, had been elected to the Company's board of directors to fill the vacancy created by an increase in the number of directors from five to six.


SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDPLUS, INC., Registrant


                              By:/s/ Richard A. Mahoney
                                   Richard A. Mahoney
                                   President

                              Date:  April 30, 1998


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                      Date

/s/ Richard A. Mahoney       Chairman of the             April 30, 1998
    Richard A. Mahoney       Board, Chief
                             Executive Officer
                             and President
                             (Principal Executive
                             Officer)

/s/ Daniel A. Silber         Vice President of Finance   April 30, 1998
    Daniel A. Silber         and Chief Financial
                             Officer
                             (Principal Financial and
                             Accounting Officer)


/s/ Robert E. Kenny III      Secretary and Director      April 30, 1998
    Robert E. Kenny III


/s/ Paul Stein               Secretary and Director      April 30, 1998
    Paul Stein

/s/ Jay Hilnbrand            Director                    April 30, 1998
    Jay Hilnbrand

/s/ Paul A. Martin           Director                    April 30, 1998
    Paul A. Martin

/s/ Philip S. Present II     Director                    April 30, 1998
    Philip S. Present II

<PAGE


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Page Number
Description                                         In This Report

Independent Auditors' Report
 of KPMG Peat Marwick LLP  . . . . . . . . . . . . . .       F-2

Consolidated Balance Sheets as of January 31, 1998
 and 1997 and December 31, 1996. . . . . . . . . . . .       F-3

Consolidated Statements of Operations for the year ended
January 31, 1998, month ended January 31, 1997 and years
ended December 31, 1996 and 1995 . . . . . . . . . . .       F-4

Consolidated Statements of Shareholders' Equity for the year ended January 31, 1998, month ended January 31, 1997 and
years ended December 31, 1996 and 1995. . . . . . . . .      F-5

Consolidated Statements of Cash Flows for the year ended
January 31, 1998, month ended January 31, 1997 and years
ended December 31, 1996 and 1995 . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . F-7 to F-29

Independent Auditors' Report





The Board of Directors
MedPlus, Inc.:

We have audited the accompanying consolidated balance sheets of MedPlus, Inc. and subsidiaries as of January 31, 1998 and 1997 and December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 31, 1998, the one month period ended
January 31, 1997 and the years ended December 31, 1996 and 1995.   These
consolidated financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on these
consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedPlus, Inc. and subsidiaries as of January 31, 1998 and 1997 and December 31, 1996, and the results of their operations and their cash flows for the year ended January 31, 1998, the one month period ended January 31, 1997 and the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

/s/ KPMG Peat Marwick LLP

Cincinnati, Ohio
April 9, 1998

MEDPLUS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 1998 and 1997 and December 31, 1996
                                                                  January 31,              January 31,               December 31,
                                                                     1998                    1997                       1996
                                                                 _____________            ____________              _____________
                     ASSETS
Current assets:
 Cash and cash equivalents                                       $ 13,788,668              1,016,654                  2,702,007
 Investment securities                                                 -                     300,510                    300,510
 Accounts receivable, less allowance for doubtful accounts of
    $115,000 in 1998 and $45,000 in 1997 and 1996                   4,167,702              1,339,265                  1,425,003
 Other receivables                                                     71,728                680,865                    522,047
 Inventories                                                          757,471                285,569                    229,624
 Deferred tax asset                                                   328,497                   -                          -
 Prepaid expenses and other current assets                            523,908                505,833                    436,013
                                                                 _____________            ____________               ____________
     Total current assets                                          19,637,974              4,128,696                  5,615,204

Capitalized software development costs, net                         2,020,613              1,861,163                  1,813,443
Fixed assets, net                                                   1,347,465              1,176,134                  1,149,152
Excess of cost over fair value of net assets acquired, net            781,391                 29,044                     29,592
Other assets                                                          322,171                 61,396                     64,225
Net assets of discontinued operations                                 128,461              3,414,610                  3,017,029
                                                                 _____________            ____________               ____________
                                                                 $ 24,238,075             10,671,043                  1,688,645
                                                                 _____________            ____________               ____________
                                                                 _____________            ____________               ____________

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of obligations under capital leases        $    132,206                 26,191                     31,770
 Borrowings on line of credit                                       1,496,353                    -                          -
 Accounts payable                                                   2,807,105                602,291                    732,807
 Accrued expenses                                                   2,482,723                381,818                    669,953
 Accrued income taxes payable                                       1,346,869                    -                          -
 Deferred revenue                                                     496,306                305,164                    308,039
 Other current liabilities                                            297,000                    -                          -
                                                                 _____________            ____________               ____________
    Total current liabilities                                       9,058,562              1,315,464                  1,742,569

Obligations under capital leases, excluding current installments      167,884                 84,210                     81,229
Deferred tax liability                                                534,644                    -                          -
Deferred revenue                                                        -                      6,854                      6,854
                                                                 _____________            ____________               ____________
    Total liabilities                                               9,761,090              1,406,528                  1,830,652

Shareholders' equity:
 Common stock, no par value, authorized 15,000,000 shares;
   issued and outstanding 6,160,712 shares in 1998,
   5,921,706 in 1997 and 5,919,206 shares in 1996                       -                        -                          -
 Additional paid-in capital                                        17,338,111             14,938,186                 14,735,112
 Treasury stock                                                       (53,554)                   -                          -
 Accumulated deficit                                               (2,619,749)            (5,471,341)                (4,849,580)
 Unrealized gains on investment securities                              -                      1,824                      1,824
 Unearned stock compensation                                         (187,823)              (204,154)                   (29,363)
                                                                 _____________            ____________               ____________
    Total shareholders' equity                                     14,476,985              9,264,515                  9,857,993
                                                                 _____________            ____________               ____________
Commitments
                                                                 $ 24,238,075             10,671,043                 11,688,645
                                                                 _____________            ____________               ____________
                                                                 _____________            ____________               ____________


See accompanying notes to consolidated financial statements.


MEDPLUS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended January 31, 1998, Month Ended January 31, 1997
and Years Ended December 31, 1996 and 1995

                                          Year Ended                Month Ended                Year Ended              Year Ended
                                          January 31,                January 31,              December 31,            December 31,
                                             1998                       1997                      1996                    1995
                                         ____________              _____________             _____________           _____________
Revenues:
 Systems sales                           $ 7,569,827                  69,085                 2,728,514                2,856,189
 Support and consulting revenues           1,461,816                  76,747                   739,078                  108,850
                                         ____________              _____________             _____________           _____________
   Total revenues                          9,031,643                 145,832                 3,467,592                2,965,039
                                         ____________              _____________             _____________           _____________
Cost of revenues:
 Systems sales                             4,607,908                  92,377                 1,619,688                1,413,998
 Support and consulting revenues           1,602,889                  91,418                   540,155                  116,818
                                         ____________              _____________             _____________           _____________
   Total cost of revenues                  6,210,797                 183,795                 2,159,843                1,530,816
                                         ____________              _____________             _____________           _____________
   Gross profit                            2,820,846                 (37,963)                1,307,749                1,434,223

Operating expenses:
 Sales and marketing                       4,838,132                 312,628                 2,677,602                2,238,611
 Research and development                    542,296                  51,929                   371,755                  692,033
 General and administrative                2,656,586                 193,309                 2,505,017                1,191,665
 Universal Document management expenses      728,390                    -                         -                       -
 Acquired in-process technology              710,318                    -                         -                       -
                                         ____________              _____________             _____________           _____________
   Total operating expenses                9,475,722                 557,866                 5,554,374                4,122,309
                                         ____________              _____________             _____________           _____________
   Operating loss                         (6,654,876)               (595,829)               (4,246,625)              (2,688,086)


Other income (expense):
  Universal Document acquisition
    and offering costs                    (2,979,555)                   -                         -                       -
  Other income (expense), net               (231,953)                 12,962                   252,382                  (91,761)
                                         ____________              _____________             _____________           _____________
    Total other income (expense)          (3,211,508)                 12,962                   252,382                  (91,761)
                                         ____________              _____________             _____________             _____________

    Loss before income tax benefit        (9,866,384)               (582,867)               (3,994,243)              (2,779,847)

Income tax benefit                        (3,121,479)                   -                     (596,339)                (656,008)
                                         ____________              _____________             _____________           _____________
    Loss from continuing operations       (6,744,905)               (582,867)               (3,397,904)              (2,123,839)

Income (loss) from discontinued operations 9,849,994                 (38,894)                  925,712                 (492,438)
                                         ____________              _____________             _____________           _____________
    Net income (loss)                    $ 3,105,089                (621,761)               (2,472,192)              (2,616,277)
                                         ____________              _____________             _____________           _____________
                                         ____________              _____________             _____________           _____________

Earnings (loss) per share -
  basic and diluted:
  Continuing operations                  $    (1.14)                   (0.10)                   (0.58)                    (0.44)
  Discontinued operations                      1.66                    (0.01)                    0.16                     (0.10)
                                         ____________              _____________             _____________           _____________
    Net income (loss)                    $     0.52                    (0.11)                   (0.42)                    (0.54)
                                         ____________              _____________             _____________           _____________
                                         ____________              _____________             _____________           _____________


Weighted average number of shares of
  common stock                            5,922,781                5,911,971                 5,868,954               4,867,288
                                         ____________              _____________             _____________           _____________
                                         ____________              _____________             _____________           _____________

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Year Ended January 31, 1998, Month Ended January 31, 1997
and Years Ended December 31, 1996 and 1995
                                                                                    Retained     Unrealized
                                                   Common   Additional              earnings   gains (losses) Unearned     Total
                                                   stock-     paid-in   Treasury (accumulated on investment   stock   shareholders'
                                                   shares     capital     stock     deficit)    securities  compensation   equity
                                                 _________   ________   ________   ___________ ___________ ____________ ___________
Balances at December 31, 1994                    4,743,750 $ 5,224,889      -         238,889  (36,129)        -         5,427,649
Issuance of common stock, net of issuance costs  1,058,774   8,766,475      -            -         -           -         8,766,475
Net loss                                              -           -         -      (2,616,277)     -           -        (2,616,277)
Unrealized losses on investment securities, net
of income taxes                                       -           -         -            -      39,387         -            39,387
Unearned compensation under employee stock
award plan, net of amortization                      6,000      45,420      -            -         -        (39,105)         6,315
                                                 _________  __________  _________  ___________ _________   __________  ____________
Balances at December 31, 1995                    5,808,524  14,036,784      -      (2,377,388)   3,258      (39,105)    11,623,549
Issuance of common stock                            64,749     403,886      -            -         -            -          403,886
Options exercised                                   36,933     220,193      -            -         -            -          220,193
Net loss                                              -           -         -      (2,472,192)     -            -       (2,472,192)
Unrealized gains on investment securities, net
 of income taxes                                      -           -         -            -      (1,434)        -           (1,434)
Unearned compensation under employee stock
 award plan, net of amortization                     9,000      74,249      -            -         -          9,742        83,991
                                                 _________  __________  _________  ___________ _________   __________  ____________
Balances at December 31, 1996                    5,919,206  14,735,112      -      (4,849,580)   1,824      (29,363)     9,857,993
Issuance of common stock, net of issuance costs      2,500      15,000      -            -         -            -           15,000
Net loss                                              -           -         -        (621,761)     -            -         (621,761)
Unearned compensation under employee stock
 award plan, net of amortization                      -           -         -            -         -           1,712         1,712
Fair value of options issued to nonemployees          -        188,074      -            -         -        (176,503)       11,571
                                                 _________  __________  _________  ___________ _________   __________  ____________
Balances at January 31, 1997                     5,921,706  14,938,186      -      (5,471,341)   1,824     (204,154)     9,264,515
Issuance of common stock, net of issuance costs    225,056   2,010,549      -            -         -            -        2,010,549
Purchase of treasury shares                        (10,500)       -     (53,554)         -         -            -          (53,554)
Options exercised                                   16,666     109,719      -            -         -            -          109,719
Tax benefit associated with exercise of options       -         93,500      -            -         -            -           93,500
Net income                                            -           -         -       3,105,089      -            -        3,105,089
Minority shareholders' interest in accumulated
deficit of DiaLogos                                   -           -         -        (253,497)     -            -         (253,497)
Unrealized gains on investment securities,
 net of income tax benefit                            -           -         -            -      (1,824)        -            (1,824)
Unearned compensation under employee stock
 award plan, net of amortization                     7,784      63,610      -            -         -          (4,449)       59,161
Fair value of options issued to nonemployees          -        122,547      -            -         -          20,780       143,327
                                                 _________  __________  _________  ___________ _________   __________  ____________
Balances at January 31, 1998                     6,160,712 $17,338,111  (53,554)   (2,619,749)     -        (187,823)   14,476,985
                                                 _________  __________  _________  ___________ _________   __________  ____________
                                                 _________  __________  _________  ___________ _________   __________  ____________

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended January 31, 1998, Month Ended January 31, 1997
and Years Ended December 31, 1996 and 1995

                                                                    Year Ended     Month Ended     Year Ended    Year Ended
                                                                    January 31,    January 31,    December 31,  December 31,
                                                                       1998           1997            1996          1995
                                                                   ____________    ___________    ___________    ___________
Cash flows from operating activities:
  Loss from continuing operations                                  $(6,744,905)      (582,867)    (3,397,904)    (2,123,839)
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
    Universal Document acquisition and offering costs                2,979,555           -              -              -
    Acquired in-process technology                                     710,318           -              -              -
    Amortization of capitalized software development costs             531,024         27,700        194,228         54,214
    Amortization of unearned stock compensation costs                  222,487         23,283         85,689          6,315
    Depreciation and amortization                                      201,717         17,075        132,468         63,613
    Amortization of excess of cost over fair value of net
      assets acquired                                                   31,811            548          2,736           -
    Provision for loss on doubtful accounts                            112,333           -            73,497         10,000
    Deferred income taxes                                             (356,224)          -           (57,880)      (107,965)
    (Gain) loss on sale of investment securities and fixed assets       (3,691)          -           (18,507)       244,991
    Changes in assets and liabilities, net of business acquisitions:
      Accounts receivable                                           (3,114,118)        85,738       (330,231)      (895,753)
      Other receivables                                                (35,581)        (1,411)       121,991         30,273
      Inventories                                                     (471,902)       (55,946)       (62,961)       (95,913)
      Prepaid expenses and other assets                                 20,315        (61,990)      (130,985)      (145,424)
      Accounts payable and accrued expenses                          2,778,657       (418,651)       352,428        465,171
      Deferred revenue                                                 184,288         (2,875)       175,098         31,588
                                                                   ____________    ___________    ___________    ___________
        Net cash used in operating activities                       (2,953,916)      (969,396)    (2,860,333)    (2,462,729)
                                                                   ____________    ___________    ___________    ___________

Cash flows from investing activities:
  Capitalization of software development costs                        (690,474)       (75,421)    (1,075,316)      (660,166)
  Purchases of fixed assets                                           (326,747)       (44,057)      (586,612)      (251,007)
  Purchases of investment securities                                      -              -              -          (236,256)
  Proceeds from sales of investment securities and fixed assets        318,248           -           518,507      1,643,312
  Universal Document acquisition and offering costs                 (1,478,838)          -              -              -
  Cash acquired in (payments made for) business acquisitions            16,375           -           (67,328)          -
  Other advances and investments                                      (927,695)      (157,406)      (454,788)          -
                                                                   ____________    ___________    ___________    ___________

      Net cash provided by (used in) investing activities           (3,089,131)      (276,884)    (1,665,537)       495,883
                                                                   ____________    ___________    ___________    ___________

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs      2,105,269           -           461,653      7,897,828
  Purchase of treasury stock                                           (53,554)          -              -              -
  Proceeds from borrowings on line of credit                        11,721,152           -         1,587,815        829,564
  Repayments on line of credit                                     (10,224,799)          -        (1,587,815)      (829,564)
  Principal payments on capital lease obligations and
    notes payable                                                      (32,960)        (2,598)       (32,489)       (43,029)
                                                                   ____________    ___________    ___________    ___________
      Net cash provided by (used in) financing activities            3,515,108         (2,598)       429,164      7,854,799
                                                                   ____________    ___________    ___________    ___________

Discontinued operations                                             15,299,953       (436,475)      (566,271)       930,032
                                                                   ____________    ___________    ___________    ___________

      Net increase (decrease) in cash and cash equivalents          12,772,014     (1,685,353)    (4,662,977)     6,817,985

Cash and cash equivalents, beginning of period                       1,016,654      2,702,007      7,364,984        546,998
                                                                   ____________    ___________    ___________    ___________

Cash and cash equivalents, end of period                           $ 13,788,668     1,016,654      2,702,007      7,364,984
                                                                   ____________    ___________    ___________    ___________
                                                                   ____________    ___________    ___________    ___________

Interest paid                                                      $    282,963         1,029         23,493         30,347
                                                                   ____________    ___________    ___________    ___________
                                                                   ____________    ___________    ___________    ___________

Income taxes paid (refunds received)                               $       -             -           (66,192)       (67,928)
                                                                   ____________    ___________    ___________    ___________
                                                                   ____________    ___________    ___________    ___________

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Description of the Business

    MedPlus, Inc. (the "Company") provides state-of-the-art information management technology products and consulting services
to customers predominantly in the health care industry.   The
Company's products presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[tm] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system. OptiMaxx is an optical disk-based archival system. The Company's FutureCORE[tm], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of patient care and laboratory services. On January 30, 1998, the Company acquired a majority interest in DiaLogos[tm] Incorporated ("DiaLogos") which specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration.

     The Company's IntelliCode[tm] division, which was sold on January 28, 1998, developed and sold the IntelliCode Intelligent Bar Code System ("IntelliCode"), an intelligent bar coding system for hospitals and other health care organizations. The Step2000[tm] Workflow, Document Management, and Application Development System ("Step2000") segment, which the Company is currently in the process of selling, is a workflow, document management, and application development software that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

Substantially all of the Company's operations are located in Cincinnati, Ohio.

(2) Summary of Significant Accounting Policies

(a)  Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Universal Document Management Systems, Inc. ("Universal Document") and FutureCORE. The accounts of DiaLogos, its majority-owned subsidiary, have been included in the consolidated financial statements as of the date of the Company's acquisition of a majority interest, January 30, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

       The Company's IntelliCode division, which was sold on January 28, 1998, and the Step2000 segment of Universal Document, which the Company is in the process of selling, have been accounted for as discontinued operations. The accompanying notes present amounts related only to continuing operations, unless otherwise indicated.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued

(b)  Fiscal Year

         In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1997 and ended on January 31, 1998. The financial statements for the period from January 1, 1997 to January 31, 1997 are also presented herein.
The amounts reflected for the one month period ended January 31, 1997 are not indicative of results that would have been obtained for a full fiscal quarter or fiscal year.

(c)  Cash and Cash Equivalents

         Cash equivalents of $13,691,025 and $2,669,617 at January 31, 1998 and December 31, 1996, respectively, consist of overnight repurchase agreements and investments in money market funds with initial terms of less than three months. The carrying value of cash and cash equivalents approximates fair value.

         Interest income from cash equivalents and investment securities was $94,703, $308,992 and $179,863 for the years ended
January 31, 1998, December 31, 1996, and December 31, 1995, respectively.

(d)  Investment Securities

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

          No investment securities were held at January 31, 1998. Investment securities at December 31, 1996 consisted entirely of a General Electric Capital Corporation bond with a market value of $300,510, cost of $297,660, unrealized gain of $2,850, and a maturity date in May 1997.

         Other income (expense) for the year ended December 31, 1995 included a permanent impairment loss of approximately
$230,000 related to an investment security acquired in 1995.




(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued

(e)  Revenue Recognition

       The Company's revenues are derived from systems sales, which include software licenses and hardware, support contracts and installation, implementation, training and education, and
consulting services.   Revenue is recognized in accordance with
the provisions of Statement of Position ("SOP") 91-1, Software Revenue Recognition. For OptiMaxx systems, revenue is recognized
upon shipment.   Revenue from ChartMaxx systems is recognized when
a contract is signed, the system is configured, and the system is shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and/or software is deferred until such obligations are deemed insignificant or have been satisfied.

       Revenues from installation, implementation, training and education, and consulting services are recognized in the period in which the services are performed. Revenue from support contracts is recognized ratably over the term of the contract. Deferred revenues primarily represent support contracts that have been billed in advance of the support to be provided.

       The American Institute of Certified Public Accountants has recently issued Statement of Position SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently completing its review of SOP 97-2, but at present, it does not anticipate the implementation of SOP 97-2 to have a material change to the Company's revenue recognition policy.

   (f) Concentrations of Credit Risk

       Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash equivalents, investment securities, and trade accounts receivable. The Company's cash equivalents and investment securities consist of highly liquid money market funds, U.S. government or agency obligations, and corporate obligations. The Company's trade accounts receivables are concentrated in the health care industry. However, the Company's credit risk is limited due to the geographic dispersion and diversity of customers making up the Company's receivable portfolio.

   (g)  Inventories

       Inventories are stated at the lower of cost or market and cost is determined by the first-in, first-out (FIFO) method.



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

    (h)  Capitalized Software Development Costs

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

        Annual amortization expense is the greater of the amount computed, using the ratio of the current year's revenues to the total of current and anticipated future revenues, or the straight-line method over the remaining economic life which does not exceed
five years.   Amortization of capitalized software development
costs amounted to $531,024, $194,228, and $54,214 for the years ended January 31, 1998, December 31, 1996 and December 31, 1995, respectively. Accumulated amortization for capitalized software development costs was $835,777 and $277,053 at January 31, 1998 and December 31, 1996, respectively.

        (i) Fixed Assets

            Fixed assets are stated at cost, except for equipment held under capital leases which is stated at the present value of
minimum lease payments.   Depreciation is computed using the
straight-line method over the estimated useful lives of the
assets, which range from three to ten years.   Leasehold
improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        (j) Excess of Cost Over Fair Value of Net Assets Acquired

            The excess of the cost over fair value of net assets acquired from business acquisitions is being amortized on the straight-line method over the expected periods to be benefited,
which is principally ten years.   Accumulated amortization of the
excess of the cost over the fair value of net assets acquired was $35,095 and $2,736 at January 31, 1998 and December 31, 1996,
respectively.

            The Company assesses the recoverability of this intangible asset by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired
operation.   The amount of the intangible impairment, if any, is
measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of
funds.   The assessment of the recoverability of the intangible
asset will be impacted if estimated future operating cash flows are not achieved.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

    (k) Income Taxes

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

    (l) Stock Option Plan

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock
Issued to Employees, and related interpretations.   As such,
compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the
exercise price.   On January 1, 1996, the Company adopted SFAS No.
123, Accounting for Stock-Based Compensation, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-
value-based method defined in SFAS No. 123 had been applied.   The
Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m) Earnings (Loss) Per Share

         The Company has adopted the provisions of SFAS No. 128, Earnings per Share, in calculating earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the assumed conversion of all dilutive securities. Earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128.
         Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive. At January 31, 1998, dilutive securities consisted of options to purchase 1,013,292 shares of common stock.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Summary of Significant Accounting Policies, Continued

   (n) Supplemental Cash Flow Information

       In the year ended January 31, 1998, the Company converted $1,191,960 of advances to DiaLogos into common shares of DiaLogos in connection with its acquisition of a majority interest in DiaLogos. In April 1996 and December 1995, the Company issued 14,429 and 99,274 shares of common stock, valued at $160,728 and $868,648 at the date of issuance in connection with the acquisition of Universal Document. The Company entered into capital leases for equipment totaling approximately $128,000 during the year ended December 31, 1995.

       During the years ended January 31, 1998, December 31, 1996 and December 31, 1995, the Company granted employees 7,784, 8,900, and 6,000 shares of common stock, respectively, under a stock
award plan.   The market value of the stock at the dates of grant
was approximately $64,000, $74,000, and $45,000, respectively, and is being amortized over periods of one to three years in accordance with the terms of the awards. In January and February 1997, the Company issued 5,000 shares of restricted common stock valued at $30,000 to a vendor in exchange for services rendered. In January 1997 and December 1997, the Company also granted options to purchase 85,000 and 50,000 shares, respectively, of the Company's common stock as compensation to consultants to the Company. These options have a fair value of approximately $188,000 and $155,000, respectively, which is being amortized into expense over the related service periods of one to two years.

       The Company realized a tax benefit of $93,500 during the year ended January 31, 1998 associated with the exercise of stock options. The tax benefit reduced the income tax liability and was credited to paid-in capital.

       As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

  (o)  Use of Estimates

       Management of the Company has made a number of estimates
and assumptions relating to the reporting of assets and
liabilities and the disclosure of contingent assets and
liabilities to prepare these consolidated financial statements in
conformity with generally accepted accounting principles.   Actual
results could differ from those estimates.

  (p)  Reclassifications

       Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the current period presentation.


(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(3) Acquisitions

   (a) DiaLogos

       The Company signed a letter of agreement with DiaLogos, dated July 12, 1996, which was subsequently amended on January 31, 1997, in which the Company, on or before March 31, 1998, agreed to either (a) pay $1,650,000 to DiaLogos in return for 75% of the common shares of DiaLogos, (b) secure a funding commitment for DiaLogos' operations in the amount of $1,650,000 from investors and/or lenders, or (c) pay a portion of the $1,650,000 as consideration for less than 75% of the common shares of DiaLogos, and secure a funding commitment for the remainder of the
$1,650,000 from investors or lenders.   In the event the Company
secured a funding commitment from investors and/or lenders, then DiaLogos would grant the Company the option to purchase 75% of the common shares of DiaLogos less any shares already purchased by the Company and/or investors identified by the Company.

       As of December 31, 1996, the Company had advanced $428,350
to DiaLogos which was included in other receivables.   The Company
had also converted an additional $51,050 of advances into an
equity interest in DiaLogos' common shares.   This investment was
accounted for on the equity method, and it was included in other
assets at December 31, 1996.   Subsequent to December 31, 1996,
the Company arranged for approximately $400,000 of funding for DiaLogos from investors, which consisted of officers and directors of the Company, in exchange for these investors receiving 18.5% of DiaLogos' common shares.

       On January 30, 1998, the Company elected to exercise its option and converted aggregate advances of $1,191,960 to DiaLogos into common shares of DiaLogos stock. Upon conversion of these advances, MedPlus became a majority owner of DiaLogos with 56.5%
ownership.   The acquisition of these shares has been accounted
for under the purchase method. Accordingly, the financial position of DiaLogos has been included in the Company's Consolidated Balance Sheet as of January 31, 1998, and the results of operations of DiaLogos will be included in the Company's Consolidated Statement of Operations effective February 1, 1998. However, upon consolidation of DiaLogos' acquisition date balance sheet, the minority interest's share in the historical accumulated deficit of DiaLogos was $318,998. Given that such amount exceeded the minority interest in the equity capital of DiaLogos, the excess of $253,497 has been charged against the consolidated retained earnings of the Company.



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(3) Acquisitions, Continued

   (a) DiaLogos, Continued

       The Company's purchase price for its majority interest in DiaLogos was $1,693,959 which included the conversion of $1,191,960 of advances and the attribution of $501,999 of DiaLogos liabilities to the Company's ownership interest. The purchase price has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. The Company has allocated $781,391 of the purchase price to the excess of cost over the fair value of net assets acquired. An additional $710,318 of the purchase price has been allocated to acquired in-process technology and has been expensed at the date of acquisition. To determine the fair market value of the acquired in-process technology, the Company utilized the income approach which focuses on the income-producing capability of the assets acquired and best represents the present value of the future economic benefits expected to be derived from these assets. Technological feasibility for the acquired in-process technology had not been reached based on design and development activities in place, requiring further refinement and testing. The acquired technology represents unique and emerging technology, the application of which is limited to the Company's legacy system integration software strategy. Accordingly, the acquired technology has no alternative future use.

      The following unaudited pro forma data presents the results of operations as if the acquisition of DiaLogos had occurred at
the beginning of each period.   This summary is provided for
information purposes only.   It does not necessarily reflect the
actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. DiaLogos had no operations prior to January 1, 1996.

                                    Year Ended   Year Ended
                                    January 31, December 31,
                                       1998         1996
                                    ___________  ___________
Revenues                           $ 9,607,221    3,469,750
Loss from continuing
    operations                      (7,993,588)  (3,899,579)
Net income (loss)                  $ 1,856,406   (2,973,867)
                                    ___________  ___________
                                    ___________  ___________

Earnings (loss) per share - basic
    and diluted:
    Continuing operations          $     (1.35)       (0.66)
    Discontinued operations               1.66         0.16
    Net income (loss)              $      0.31        (0.51)
                                    ___________  ___________
                                    ___________  ___________

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


(3) Acquisitions, Continued

    (b) FutureCORE

        Effective June 28, 1996, the Company acquired all of the assets of FutureCORE, Ltd., a hospital, laboratory, and physician
services consulting firm.   The acquisition has been accounted for
under the purchase method; accordingly, the results of operations of FutureCORE have been included in the Company's consolidated financial statements since the date of the acquisition.
The effect of FutureCORE on the results of operations for periods prior to its acquisition would not have been material. The total consideration paid for these assets consisted of cash of $61,250. The purchase price for FutureCORE has been allocated to the identifiable tangible and intangible assets acquired based on their fair market value.

    (c) Universal Document

        Effective December 14, 1995, the Company acquired all of the outstanding shares of Universal Document, a developer of
document and workflow management software.   The Company also
purchased all of the outstanding shares of HWB, Inc. the owner and licenser of the principal software product of Universal Document. The acquisitions have been accounted for under the purchase method; accordingly, results of operations of these entities have been included in the Company's consolidated financial statements since the date of acquisition.

        Total consideration for the acquisition of Universal Document and HWB consisted of $1,700,000, including cash of $831,352 and 99,274 shares of Company common stock valued at
$868,648.   The agreements also provide for additional
consideration contingent upon future revenue performance of Universal Document, which if earned, would be accounted for as an
additional cost of the acquired companies.   For the period from
December 14, 1995 to December 31, 1995, the contingent
consideration earned was $277,845.   No additional contingent
consideration has been earned since December 31, 1995.   Maximum
future potential payments under these agreements for the remaining eleven month period ending December 31, 1998 are $3,000,000.

        The purchase price for the acquired companies was allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. The Company allocated $987,391 of the purchase price to the excess of cost over the fair value of net assets. An additional $1,465,697 of the purchase price was allocated to the acquired in-process technology of Universal Document and HWB. This amount was expensed at the date of acquisition during the year ended December 31, 1995 and is included in loss from discontinued operations.




(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


(3)  Acquisitions, Continued

    (c) Universal Document, Continued

        The following unaudited pro forma data presents the results of operations as if the acquisitions of Universal Document and HWB had occurred at the beginning of the year ended December 31, 1995. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of that date or of results that may occur in the future.

Year Ended
                                        December 31,
                                            1995
                                        ____________
Revenues                                $ 2,965,039
Loss from discontinued operations          (816,878)
Net loss                                $(2,940,717)
                                        ____________
                                        ____________
Loss per share - basic and diluted:
    Continuing operations               $     (0.44)
    Discontinued operations                   (0.16)
    Net income (loss)                   $     (0.59)
                                        ____________
                                        ____________


(4) Discontinued Operations

    On January 28, 1998, the Company completed the sale of all the assets of the Company's IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for an initial payment of $17,408,847 plus royalty payments over five years. The initial payment was subsequently adjusted after the closing of the transaction based on the actual net book value of the assets sold resulting in a payment by the Company to Becton Dickinson of $74,259 in April 1998. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease. The Company has recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and will be recorded as income when earned.

    In January 1998, the Company decided to sell the net assets of the Step2000 segment of Universal Document and is currently negotiating with prospective buyers. The Company expects to complete the sale by the end of December 1998. In connection with the planned sale of the Step2000 segment, the Company has accrued a loss of approximately $180,000 for the disposal of the net assets of the segment and for its estimated operating losses through the anticipated date of disposal. In addition, the Company has also amortized the remaining net book value of

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(4) Discontinued Operations, Continued

$774,677 of the excess of cost over fair value of net assets acquired and $466,836 of capitalized software development costs related to the Step2000 segment in January 1998 based on its assessment of the recoverability of these assets which indicated that their value was impaired. This additional amortization expense is included in the operating loss of discontinued operations for the year ended January 31, 1998 shown below.

    Income (loss) from the IntelliCode and Step2000 discontinued operations, as shown on the accompanying Consolidated Statements of Operations, includes the following:

                         Year Ended   Year Ended  Year Ended
                         January 31, December 31, December 31,
                             1998        1996         1995
                           __________  _________  _________
Revenues                  $ 8,443,788  7,472,864  5,639,532
                           __________  _________  _________
                           __________  _________  _________

Operating income (loss)   $  (105,705) 1,523,948    185,186
Gain on sale               14,724,720       -          -
Income tax expense          4,769,021    598,236    677,624
                            __________  _________  _________
Net income (loss) from
  discontinued operations $ 9,849,994    925,712   (492,438)
                            __________  _________  _________
                            __________  _________  _________

     Net assets of discontinued operations at January 31, 1998 consist only of assets and liabilities related to the Step2000 segment. At December 31, 1996, net assets of discontinued operations consist of assets and liabilities related to both Step2000 and IntelliCode. These balances are summarized as follows:

                            January 31,  December 31,
                               1998          1996
                             _________   __________
Cash (cash overdraft)       $   5,805       (1,400)
Trade accounts receivable     352,631    2,251,611
Inventories                      -         597,995
Prepaid expenses and other
  current assets               44,860      181,724
Capitalized software
  development costs, net         -         464,916
Fixed assets, net             137,410      313,665
Excess of cost over fair
  value of net assets
       acquired, net             -         881,810
Other noncurrent assets         5,972       22,280
Accounts payable              (85,786)    (691,338)
Accrued expenses             (193,273)    (393,155)
Deferred revenues            (139,158)    (611,079)
                             _________   __________
Net assets of discontinued
  operations                $ 128,461    3,017,029
                             _________   __________
                             _________   __________

       Included in the accounts payable and accrued expenses of the Company at January 31, 1998 are $233,701 and $795,932 of liabilities related to the discontinued operations and the IntelliCode sale that will not be assumed by Becton or the future purchaser of Step2000.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(5)  Universal Document Initial Public Offering and Acquisitions

     The Company's Universal Document subsidiary has hired a senior management team and entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation software resellers and integrators that Universal
Document may acquire or combine, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive agreements, which are contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

     Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies or costs of the initial public offering upon the completion of the transactions. These acquisition and offering costs had been recorded as deferred acquisition and offering costs in the Company's Consolidated Balance Sheet. As a result of its decision to postpone its initial public offering, Universal Document expensed $2,979,555 of such costs in January 1998. The Company also incurred $728,390 of operating expenses during the year ended January 31, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the target companies.

     The Company and Universal Document have entered into a variety of agreements related to the Universal Document acquisitions and initial public offering. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement, acquisition agreements with the target companies, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements are contingent upon the successful completion of an initial public offering of Universal Document's common stock. The Company is currently evaluating how to proceed with the acquisitions and initial public offering. As a result of such evaluation, many, if not all, of the agreements referred to above may either be terminated or significantly amended.





(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(6) Fixed Assets

    Fixed assets consist of the following at January 31, 1998 and December 31, 1996:

                         January 31,      December 31,
                            1998              1996
                          __________       __________
Equipment               $ 1,278,904          895,794
Furniture and fixtures      463,246          381,101
Leasehold improvements      152,433          152,433
Purchased software          106,488           52,913
                          __________       __________
                          2,001,071        1,482,241
Accumulated depreciation
  and amortization         (653,606)        (333,089)
                          __________       __________
                        $ 1,347,465        1,149,152
                          __________       __________
                          __________       __________

(7) Bank Agreements

    In February 1995, the Company executed a $3,000,000 line of credit agreement with a bank. Interest was payable at the bank's
prime rate.   The line of credit was secured by all assets of the
Company, and the Company was required to maintain a net worth of $4,000,000 and a maximum leverage ratio, both as defined in the credit agreement.

    In November 1995, the Company amended the credit agreement which permitted the Company to borrow a maximum of $10,000,000, subject to a defined net worth formula, and retained the existing
maximum leverage ratio, also as defined.   The amended credit
agreement was scheduled to expire on December 31, 1997.

    In December 1996, the Company amended the credit agreement ("MedPlus line of credit") to extend the term to December 31, 1998.
The MedPlus line of credit requires the Company to pay a .25% commitment fee per annum payable quarterly in arrears on the
unused portion of the line of credit.   At January  31, 1998, the
maximum amount available under the MedPlus line of credit was
approximately $10,000,000.   No amounts were outstanding under the
MedPlus line of credit at January 31, 1998 and December 31, 1996.

    On September 9, 1997, the Company and Universal Document entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in
Note 5 and for working capital. The amount outstanding under the Universal line of credit at January 31, 1998 was $1,496,353. The Universal line of credit was paid in full and canceled on February 10, 1998.

    Interest expense included in other income (expense) from the lines of credit and capital lease obligations was $346,315, $23,493 and $30,432 for the years ended January 31, 1998, December 31, 1996, and December 31, 1995, respectively.


(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(8) Common Stock

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

    In connection with the sale of the IntelliCode assets to Becton, the Company sold 222,556 shares of its common stock to Becton in exchange for $2,000,000 in cash on January 28, 1998. The sale price was based on the average closing price of the Company's common stock for the thirty days prior to the announcement on November 21, 1997 of the signing of a letter of intent relating to the sale of the IntelliCode assets.

(9) Stock Incentive Plans

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

    At January 31, 1998, there were 68,225 additional shares available for grant under the Directors' Plan and no additional
shares available for grant under the Long-Term Plan.   In December
1997, the compensation committee of the Board of Directors granted 65,000 options under the Long-Term Plan. These option grants are contingent upon approval by shareholders at the Company's 1998 annual shareholders' meeting of an amendment to the Long-Term Plan which would increase the maximum number of shares with respect to which stock incentives may be granted to 2,000,000. The following disclosures of pro forma expense, option transactions, options outstanding, and options exercisable as of and for the year ended January 31, 1998 include the options granted in December 1997.



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(9) Stock Incentive Plans, Continued

    The per share weighted average fair values at the date of grant for options granted during the years ended January 31, 1998, December 31, 1996 and December 31, 1995 were $3.25, $4.83, and $3.15, respectively. These fair values were estimated using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield 0%, risk-free interest rate of 6.16%, expected volatility of 41%, and an expected life of 4.79 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.09%, expected volatility of 38%, and an expected life of 4.78 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.33%, expected volatility of 34%, and an expected life of 4.48 years.

    The Company applies APB Opinion No. 25 in accounting for the Option Plans; accordingly, no compensation cost has been recognized for its options granted to employees in the consolidated financial statements. The Company recognized $59,160 and $85,689 of compensation cost during the years ended January 31, 1998 and December 31, 1996 related to stock awards granted under the Long-Term Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                  January 31,      December 31,      December 31,
                     1998              1996             1995
                  ___________      ____________      ____________
Net income
 (loss)
  As reported    $ 3,105,089       (2,472,192)       (2,616,277)
  Pro forma        2,239,941       (3,321,232)       (2,826,115)
                  ___________      ____________      ____________
                  ___________      ____________      ____________

Net income (loss)
 per share -
 basic and
 diluted
  As reported    $      0.52            (0.42)            (0.54)
   Pro forma            0.38            (0.57)            (0.58)
                 ____________      ____________      ____________
                 ____________      ____________      ____________

    Pro forma net income (loss) reflects only  options granted
since January 1, 1995.   Therefore, the full impact of calculating
compensation cost for options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of six months to five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

    The Company also granted options to purchase 85,000 shares of common stock as compensation to consultants during January 1997. These options had an estimated fair value of approximately $188,000 on the date of grant. In December 1997, the Company granted options to purchase an additional 50,000 shares of the Company's common stock as compensation to one of these consultants. These options had an estimated fair value of approximately $155,000 on the date of grant. The estimated fair value of the options granted to the consultants in January 1997 and December 1997 was determined using the Black Scholes option-pricing model with the same weighted average assumptions as those used for


 (Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(9) Stock Incentive Plans, Continued

    the employee option grants during the years ended December 31, 1996 and January 31, 1998, respectively, with the following exceptions: 1996 - expected life of 2.5 years; 1998 - expected life of 2.5 years. The fair value of these options is being amortized over the related service periods of one to two years. The Company recognized $143,327 in amortization expense related to these option grants in the year ended January 31, 1998.

    Transactions with respect to options, including options granted to consultants, for the years ended January 31, 1998, December 31, 1996 and December 31, 1995 and the month ended
January 31, 1997 were as follows:

                                Number of   Weighted Average
                                 Shares      Exercise Price
                              __________    ________________
Shares under option,
  December 31, 1994              60,000       $  5.58
Options granted                 177,500          7.47
                              __________
Shares under option,
  December 31, 1995             237,500          6.99
Options exercised               (36,933)         5.96
Options forfeited or canceled    (6,667)         7.56
Options granted                 352,500         11.34
                              __________
Shares under option,
  December 31, 1996             546,400          9.86
Options forfeited or canceled   (50,000)         6.88
Options granted                 270,250          5.82
                              __________
Shares under option,
  January 31, 1997              766,650          8.63
Options exercised               (16,666)         5.97
Options forfeited or canceled   (12,467)         9.51
Options granted                 275,775          7.26
                              __________
Shares under option,
  January 31, 1998            1,013,292          8.29
                              __________
                              __________



        The following table summarizes information about options, including options granted to consultants, at January 31, 1998:

                   Options Outstanding                                      Options Exercisable
_______________________________________________________________  __________________________________________
                                 Weighted
     Range of                    Average          Weighted                            Weighted
     Exercise      Number       Remaining          Average           Number            Average
     Prices      of Options   Contractual Life  Exercise Price     of Options       Exercise Price
  ____________  ____________  ________________  ______________    ___________       ______________
$ 5.13- 7.69      571,626          3.6           $ 6.19           326,997             $ 6.13
  7.70-11.53      207,666          3.6             9.63            99,835              10.07
 11.54-14.13      234,000          3.3            12.24           111,672              12.04
                ____________                                      ___________
                1,013,292          3.5             8.29           538,504               8.09
                ____________                                      ___________
                ____________                                      ___________



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

     Total income tax expense (benefit) for the years ended
January 31, 1998, December 31, 1996 and December 31, 1995 was allocated as follows:

                         January 31, December 31, December 31,
                             1998       1996        1995
                          ___________ __________   __________
Loss from operations     $(3,121,479) (596,339)    (656,008)
Discontinued operations    4,769,021   598,236      677,624
Shareholders' equity, for
  compensation expense for
  tax purposes in excess
  of amounts recognized
  for financial reporting
  purposes                   (93,500)     -           -
Shareholders' equity,
  unrealized gains (losses)
  on marketable securities
  recorded for financial
  reporting purposes          (1,026)     (806)      20,290
                          ___________ _________    _________
                         $ 1,553,016     1,091       41,906
                          ___________ _________    _________
                          ___________ _________    _________

        Income tax benefit attributable to loss from continuing operations was as follows:


             January 31, December 31, December 31,
                1998         1996        1995
             ___________  _________   __________
Federal:
  Current  $ (2,268,874)  (508,521)   (517,572)
  Deferred     (231,146)   (54,900)   (106,286)
             ___________  _________   __________
             (2,500,020)  (563,421)   (623,858)
             ___________  _________   __________
State:
  Current      (496,381)   (29,938)    (30,471)
  Deferred     (125,078)    (2,980)     (1,679)
             ___________  _________   __________
               (621,459)   (32,918)    (32,150)
             ___________  _________   __________
           $ (3,121,479)  (596,339)   (656,008)
             ___________  _________   __________
             ___________  _________   __________



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(10) Income Taxes, Continued

     Income tax expense (benefit) differs from the amounts computed by applying the Federal statutory rate to pre-tax loss from continuing operations as a result of the following:

                          January    December   December
                          31, 1998   31, 1996   31, 1995
                        ___________ ___________ _________
Computed "expected"
 tax expense (benefit) $(3,354,571) (1,358,043) (945,148)
Acquired in-process
 technology                241,508        -         -
Change in valuation
 allowance                 468,754     843,673   346,623
State income taxes, net
 of Federal benefit       (410,163)    (21,726)  (21,219)
Other                      (67,007)    (60,243)  (36,264)
                        ___________ ___________ _________
                       $(3,121,479)   (596,339) (656,008)
                        ___________ ___________ _________
                        ___________ ___________ _________

        The significant components of deferred income tax expense
(benefit) attributable to loss from continuing operations for the years ended January 31, 1998, December 31, 1996 and December 31,
1995 are as follows:

                           January    December   December
                          31, 1998   31, 1996   31, 1995
                          _________  _________  _________
Deferred tax expense
 (benefit) (exclusive
 of the effects of
 other components
 listed below)           $(824,978)  (901,553)  (454,588)
Increase in the
 beginning-of-the-year
 balance of the
 valuation allowance
 for deferred taxes        468,754    843,673    346,623
                          _________  _________  _________
                         $(356,224)   (57,880)  (107,965)
                          _________  _________  _________
                          _________  _________  _________

     Included in income tax expense for discontinued operations for the year ended January 31, 1998 is $2,115,339 of deferred tax expense associated with the utilization of approximately $5,420,000 in net operating loss carryforwards. This deferred tax expense is offset by a deferred tax benefit of $1,396,449 related to the reduction of the valuation allowance previously established for those net operating loss carryforwards.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(10) Income Taxes, Continued

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at January 31, 1998 and December 31, 1996 are as follows:

                                    January 31, December 31,
                                       1998         1996
                                    ___________ ___________
Deferred tax assets:
 Net operating loss carryforward    $  820,628   1,847,491
 Organization and acquisition costs    804,662        -
 Accruals                              297,666      92,083
 Capital loss carryforward              84,922      78,390
 Research and experimentation
  credit carryforward                    2,612      85,018
 Other                                  25,105      66,460
                                    ___________ ___________
  Total gross deferred  tax assets   2,035,595   2,169,442
  Less valuation allowance          (1,288,977) (1,326,286)
                                    ___________ ___________
  Net deferred tax assets              746,618     843,156
                                    ___________ ___________
Deferred tax liabilities:
 Software costs                       (767,617)   (662,636)
 Fixed assets                         (159,269)   (128,055)
 Other                                 (25,879)    (52,465)
                                    ___________ ___________
  Total gross deferred tax
   liabilities                        (952,765)   (843,156)
                                    ___________ ___________
   Net deferred tax liabilities     $ (206,147)       -
                                    ___________ ___________
                                    ___________ ___________

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At January 31, 1998, the Company and DiaLogos have net operating loss carryforwards for Federal income tax purposes of approximately $213,000 and $1,844,000, respectively, which are available to offset future Federal taxable income, if any, through 2010 and 2012, respectively. As DiaLogos files a separate Federal income tax return, its net operating loss carryforwards cannot be used to offset future taxable income of the MedPlus consolidated tax group. The Company also has a capital loss carryforward of approximately $218,000 which is available to offset future capital gains, if any, through 2001.


(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(11) Related Party Transactions

     As discussed in Note 3, the Company purchased all of the outstanding common stock of Universal Document in December 1995.
The majority owner and president of that company at the date of purchase has been a director of the Company since 1994.

     DiaLogos has leased office space from the Company under a sublease since October 1, 1996. The Company recognized $120,204 and $15,195 of sublease income from DiaLogos for the years ended January 31, 1998 and December 31, 1996. Any future sublease income from DiaLogos will be eliminated as an intercompany transaction. The Company has also provided a guarantee to a leasing company under which the Company has guaranteed the payments due by DiaLogos under certain lease agreements for equipment and furniture.


(12)  Retirement Savings and Investment Plan

     The Company has a Retirement Savings and Investment Plan (401(k) Plan) in which employees may participate by contributing specified percentages of qualified compensation subject to
Internal Revenue Service limitation.   The Company may make
discretionary contributions to a maximum of 100% of each
participant's contribution.   For the year ended January 31, 1998,
the Company recognized expense of $213,495, of which $147,174 related to continuing operations, for discretionary and profit-sharing contributions to the Plan. The Company's contributions to the Plan were funded in March 1998 through the issuance of 31,629 shares of the Company's common stock. There were no expenses recorded related to the Plan for the years ended December 31, 1996 and 1995.


(13) Commitments

     (a) Leases

         The Company leases office space and certain equipment under noncancelable operating lease agreements which extend through June 30, 2002. Rent expense related to these operating leases amounted to $201,000, $168,000, and $81,000 for the years ended January 31, 1998, December 31, 1996, and December 31, 1995, respectively.

         The Company also leases certain equipment and furniture and fixtures under capital leases with terms ranging from three to five years. Amortization expense related to fixed assets held under capital leases is included with depreciation and amortization expense.




(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(13) Commitments, Continued

    (a) Leases, Continued

        Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year and future minimum lease payments under capital leases as of January
31, 1998 are as follows:

                                Capital    Operating
                                 Leases       Leases
                                 _______   __________
Year ending January 31:
1999                             156,326      338,000
2000                             126,649      372,000
2001                              39,767      366,000
2002                              17,033      361,000
2003                                -         211,000
Thereafter                          -          21,000
                                 _______   __________
Total minimum lease payments     339,775    1,669,000
                                           __________
                                           __________
Less amounts representing
 interest                         39,685
                                 _______
Present value of minimum lease
 payments                        300,090
Less current portion of capital
 lease obligations               132,206
                                 _______
Long-term portion of capital
 lease obligations               167,884
                                 _______
                                 _______

     (b) Employment Agreements

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


(14) Significant Customers

     For the year ended January 31, 1998, two customers accounted for 13% and 11% of the Company's total revenues. During the year ended December 31, 1996, two customers accounted for 20% and 12%, respectively, of the Company's total revenues. One customer accounted for 13% of the Company's total revenues for the year ended December 31, 1995.

(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(15) Quarterly Results of Operations (Unaudited)



     The following tables set forth selected quarterly financial information for the fiscal years ended January 31, 1998 and December 31, 1996.

Year Ended January 31, 1998:
                                     First       Second        Third       Fourth
                                  Quarter (a)  Quarter (a)  Quarter (a)  Quarter (a)     Total
                                  ___________  ___________  ___________  ___________  ___________
Revenues                       $   1,249,465   2,736,894    2,763,259    2,282,025    9,031,643
Operating loss from
 continuing operations (b)        (1,550,379)   (676,516)  (1,467,507)  (2,960,474)  (6,654,876)
Loss from continuing
 operations (c)                   (1,487,883)   (510,154)  (1,406,370)  (3,340,498)  (6,744,905)
Income from discontinued
 operations (d)                       59,495     307,088      229,020    9,254,391    9,849,994
Net income (loss)              $  (1,428,388)   (203,066)  (1,177,350)   5,913,893    3,105,089
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________
Earnings per share - basic
 and diluted:
 Continuing operations         $       (0.25)      (0.09)       (0.24)       (0.56)       (1.14)
 Discontinued operations                0.01        0.05         0.04         1.56         1.66
 Net income (loss) (e)         $       (0.24)      (0.03)       (0.20)        1.00         0.52
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________
Weighted average shares
 outstanding                       5,921,546   5,913,413    5,919,985    5,936,139    5,922,781
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________

Year Ended December 31, 1996:
                                     First       Second        Third       Fourth
                                    Quarter      Quarter      Quarter      Quarter       Total
                                  ___________  ___________  ___________  ___________  ___________
Revenues                       $     602,590      529,000   1,385,894      950,108    3,467,592
Operating loss from
 continuing operations              (857,803)  (1,175,928)   (751,260)  (1,461,630)  (4,246,621)
Loss from continuing
 operations                         (598,555)    (801,699)   (676,196)  (1,321,452)  (3,397,902)
Income (loss) from discontinued
 operations                          252,994      488,448        (752)     185,020      925,710
Net loss                       $    (345,561)    (313,251)   (676,948)  (1,136,432)  (2,472,192)
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________
Earnings per share - basic
 and diluted:
 Continuing operations (e)     $       (0.10)       (0.14)      (0.11)       (0.22)       (0.58)
 Discontinued operations (e)            0.04         0.08        0.00         0.03         0.16
 Net loss (e)                  $       (0.06)       (0.05)      (0.11)       (0.19)       (0.42)
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________
Weighted average shares
 outstanding                       5,808,656     5,850,401  5,905,549    5,910,363    5,868,954
                                  ___________  ___________  ___________  ___________  ___________
                                  ___________  ___________  ___________  ___________  ___________



(Continued)

MEDPLUS, INC. AND SUBSIDIARIES

(14) Quarterly Results of Operations (Unaudited), Continued

     Notes to quarterly results of operations:

     (a) As a result of the Company's change in fiscal year end in December 1997, the quarterly information for the year ended January 31, 1998 is for the quarterly periods ended on the following dates: First - April 30, 1997; Second - July 31, 1997; Third - October 31, 1997; and Fourth - January 31, 1998.
     (b) During the fourth quarter of the year ended January 31, 1998 and in conjunction with the Company's acquisition of a majority interest in DiaLogos, $710,318 of in-process research and development was charged to the results of operations as of the date of acquisition.
     (c) During the fourth quarter of the year ended January 31, 1998, the Company expensed $2,979,555 in deferred acquisition and offering costs related to the postponed initial public offering and acquisitions by its subsidiary, Universal Document.
     (d) Income from discontinued operations includes a $10,268,710 after-tax gain related to the sale of the assets of the Company's IntelliCode division and $1,241,513 in additional amortization expense due to the impairment of the excess of cost over net assets acquired and capitalized software development costs associated with Universal Document's Step2000 segment.
     (e)  Quarterly amounts are not additive.