Form 10QSB
period 1998-04-30
MEDPLUS INC /OH/
filed 1998-06-15
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-QSB

                          (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1998

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ____________

                Commission file number  Z - 24196

                          MEDPLUS, INC.
      (Exact name of registrant as specified in its charter)

      Ohio                                     48-1094982
(State or other jurisdiction        (I.R.S. Employer
Identification
of incorporation or organization)                No.)

                8805 Governor's Hill Drive, Suite 100
                      Cincinnati, OH  45249
            (Address of principal executive offices)

                         (513) 583-0500
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No________

As of June 1, 1998, there were 6,175,717 shares of the registrant's common stock without par value issued and outstanding.





                                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                   MEDPLUS, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Operations
                                                             (unaudited)

                                                              Three Months                Three Months
                                                                 Ended                        Ended
                                                                April 30,                    April 30,
                                                                  1998                          1997
                                                              ____________                ____________
Revenues:
        Systems sales                                         $    566,977                     932,991
        Support and consulting revenues                            895,497                     316,474
                                                              ____________                ____________
                  Total revenues                                 1,462,474                   1,249,465
                                                              ____________                ____________
Cost of revenues:
        Systems sales                                              425,619                     644,104
        Support and consulting revenues                            769,443                     347,182
                                                              ____________                ____________
                  Total cost of revenues                         1,195,062                     991,286
                                                              ____________                ____________
                  Gross profit                                     267,412                     258,179

Operating expenses:
        Sales and marketing                                      1,455,354                   1,039,825
        Research and development                                   395,562                     134,135
        General and administrative                                 858,348                     634,599
Universal Document management expenses                            (378,961)                      -
                                                              ____________                ____________
                  Total operating expenses                       3,088,225                   1,808,559
                                                              ____________                ____________
                  Operating loss                                (2,820,813)                 (1,550,380)

Other income, net                                                  124,377                       3,101
                                                              ____________                ____________
                  Loss before income benefit                    (2,696,436)                 (1,547,279)
Income tax benefit                                                (950,462)                    (59,396)
                                                              ____________                ____________
                  Loss from continuing operations               (1,745,974)                 (1,487,883)
Income from discontinued operations                                   -                         59,495
                                                              ____________                ____________
                  Net loss                                    $ (1,745,974)                 (1,428,388)
                                                              ____________                ____________
                                                              ____________                ____________
Earnings (loss) per share - basic and diluted:
       Continuing operations                                  $      (0.28)                     (0.25)
       Discontinued operations                                        0.00                       0.01
                                                              ____________                ____________
                  Net loss per share                          $      (0.28)                     (0.24)
                                                              ____________                ____________
                                                              ____________                ____________
Weighted average number of shares of common stock
outstanding                                                      6,160,157                  5,921,546
                                                              ____________                ____________
                                                              ____________                ____________


See accompanying notes to consolidated financial statements.

                                                    MEDPLUS, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets

                                                                   April 30,                 January 31,
                                                                     1998                        1998
                                                                 ____________               ____________
                       ASSETS                                     (unaudited)
Current assets:
 Cash and cash equivalents                                       $ 6,393,518                 13,788,668
 Accounts receivable, less allowance for doubtful accounts
  of $120,000 at April 30, 1998 and $115,000 at January 31, 1998   3,252,224                  4,167,702
 Other receivables                                                   365,058                     71,728
 Income taxes refundable                                             176,201                       -
 Inventories                                                         784,641                    757,471
 Deferred tax asset                                                  364,691                    328,497
 Prepaid expenses and other current assets                           636,917                    523,908
                                                                 ____________               ____________
                  Total current assets                            11,973,250                 19,637,974
                                                                 ____________               ____________

Capitalized software development costs, net                        2,111,489                  2,020,613
Fixed assets, net                                                  1,442,012                  1,347,465
Excess of cost over fair value of net assets acquired, net           787,895                    781,391
Other assets                                                         231,046                    322,171
Net assets of discontinued operations                                324,603                    128,461
                                                                 ____________               ____________
                                                                 $16,870,295                 24,238,075
                                                                 ____________               ____________
                                                                 ____________               ____________
                                                                 ____________               ____________

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of obligations under
 capital leases                                                  $   179,257                    132,206
 Borrowings on line of credit                                          -                      1,496,353
 Accounts payable                                                  1,190,733                  2,807,105
 Accrued expenses                                                  1,145,647                  2,482,723
 Accrued income taxes payable                                         92,705                  1,346,869
 Deferred revenue                                                    446,390                    496,306
 Other current liabilities                                           297,000                    297,000
                                                                 ____________               ____________
                  Total current liabilities                        3,351,732                  9,058,562
                                                                 ____________               ____________
Obligations under capital leases, excluding current installments     172,674                    167,884
Deferred tax liability                                               450,741                    534,644
                                                                 ____________               ____________
                  Total liabilities                                3,975,147                  9,761,090
                                                                 ____________               ____________
Shareholders' equity:
 Common stock, no par value, authorized 15,000,000 shares;
  issued and outstanding 6,175,114 shares at April 30, 1998
  and 6,160,712 shares at January 31, 1998                             -                           -
 Additional paid-in capital                                       17,391,789                 17,284,557
 Accumulated deficit                                              (4,365,723)                (2,619,749)
 Unearned stock compensation                                        (130,918)                  (187,823)
                                                                 ____________               ____________
                  Total shareholders' equity                       12,895,148                14,476,985
                                                                 ____________               ____________
                                                                 $ 16,870,295                24,238,075
                                                                 ____________               ____________
                                                                 ____________               ____________
See accompanying notes to consolidated financial statements.

                                                    MEDPLUS, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                                (unaudited)

                                                              Three Months Ended        Three Months Ended
                                                                 April 30, 1998           April 30, 1997
                                                              __________________        __________________
Cash flows from operating activities:
  Loss from continuing operations                             $(1,745,974)                 (1,487,883)
  Adjustments to reconcile loss from continuing operations
   to net cash used in operating activities:
   Amortization of capitalized software development costs         119,331                     106,354
   Depreciation and amortization                                  103,668                      51,682
   Amortization of unearned stock compensation costs               56,905                      48,278
   Amortization of excess of cost over fair value of net
    assets acquired                                                13,354                       1,929
   Deferred income taxes                                         (120,097)                    (59,396)
   Realized gain on sales of investment securities
    and fixed assets                                                 -                         (9,566)
   Provision for loss on doubtful accounts                          3,562                      10,000
   Changes in assets and liabilities:
     Accounts receivable                                          998,040                    (138,931)
     Other receivables                                            (32,651)                     19,634
     Inventories                                                  (27,170)                   (265,059)
     Prepaid expenses and other assets                            (97,882)                     46,346
     Accounts payable and accrued expenses                     (1,517,303)                    148,929
     Income taxes                                              (1,430,365)                       -
     Deferred revenue                                             (49,916)                     15,591
                                                              __________________        __________________
            Net cash used in operating activities              (3,726,498)                 (1,512,092)
                                                              __________________        __________________

Cash flows from investing activities:
  Capitalization of software development costs                   (210,207)                   (147,501)
  Purchases of fixed assets                                      (107,583)                    (79,730)
  Proceeds from sales of investment securities and fixed assets       -                       323,114
  Universal Document acquisition and offering costs            (1,158,497)                    (82,741)
  Payments made for acquisitions of businesses                    (19,858)                        -
  Other advances and investments                                 (260,679)                   (357,333)
                                                             __________________        __________________
            Net cash used in investing activities              (1,756,824)                   (344,191)
                                                             __________________        __________________

Cash flows from financing activities:
  Proceeds from issuance of common stock, net
    of issuance costs                                              58,083                      11,100
  Purchases of treasury stock                                    (164,346)                        -
  Proceeds from borrowings on line of credit                        3,647                     141,136
  Repayments on line of credit                                 (1,500,000)                        -
  Principal payments on capital lease obligations                 (38,791)                     (7,856)
                                                              __________________        __________________
            Net cash provided by (used in) financing
              activities                                       (1,641,407)                    144,380
Net cash provided by (used in) discontinued operations           (270,421)                    738,557
                                                              __________________        __________________
            Net decrease in cash and cash equivalents          (7,395,150)                   (973,346)
Cash and cash equivalents, beginning of period                 13,788,668                   1,016,654
                                                              __________________        __________________
Cash and cash equivalents, end of period                      $ 6,393,518                      43,308
                                                              __________________        __________________
                                                              __________________        __________________
Interest paid                                                 $    74,954                       9,610
                                                              __________________        __________________
                                                              __________________        __________________
Income taxes paid                                             $   600,000                         -
                                                              __________________        __________________
                                                              __________________        __________________

See accompanying notes to consolidated financial statements.





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

     (b)  Significant Accounting Policies

          A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended January 31, 1998 included in its Annual Report on Form 10-KSB dated May 1, 1998. The accompanying consolidated financial statements should be read in conjunction with those footnotes.

     (c)  Consolidation of DiaLogos Financial Statements

          The Company acquired its majority interest in DiaLogos on January 30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31. Therefore, DiaLogos' financial position and results of operations as of and for the two months ended March 31, 1998 have been included in the accompanying consolidated financial statements. The Company has recognized 100% of the results of operations of DiaLogos for the two months ended March 31, 1998 as the minority interest investment in DiaLogos has been reduced to zero.
Advances by the Company to DiaLogos during the month of April have been included in other receivables.

     (d)  Fiscal Year

          In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal quarter commenced on February 1, 1998 and ended on April 30, 1998. The Company has recasted the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three months ended April 30, 1997.

     (e)  Earnings (Loss) Per Share

          Basic and diluted earnings (loss) per share are based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive.

     (f)  Supplemental Cash Flow Information

          DiaLogos entered into a capital lease obligation for equipment of $90,632 in February 1998. The Company's discretionary and profit-sharing contributions to the Company's Retirement Savings and Investment Plan for the 1997 Plan year were funded in March 1998 through the issuance of 31,629 shares of the Company's common stock. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

     (3)  Acquisition of DiaLogos

          The following unaudited pro forma data presents the results of operations as if the acquisition of DiaLogos had
occurred at the beginning of each period.   The information
reflects DiaLogos' results of operations for the three months ended March 31, 1998 and 1997 due to the Company consolidating DiaLogos' results of operations based on DiaLogos' fiscal year
end.  This summary is provided for information purposes only.   It
does not necessarily reflect the actual results that would have occurred had the acquisition been made as of those dates or of results that may occur in the future.

                                       Three Months   Three Months
                                          Ended          Ended
                                        April 30,      April 30,
                                           1998           1997
                                       ____________   ____________

Revenues                              $  1,571,714      1,251,565
Loss from continuing operations         (1,816,351)    (1,835,952)
Net loss                              $ (1,816,351)    (1,776,457)
                                       ____________   ____________
                                       ____________   ____________
Earnings (loss) per share - basic
    and diluted:
    Continuing operations             $      (0.29)         (0.31)
    Discontinued operations                   0.00           0.01
                                       ____________   ____________
    Net loss                          $      (0.29)         (0.30)
                                       ____________   ____________
                                       ____________   ____________

(4)  Bank Agreements

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

(5)  Commitments and Contingency

     (a)  Universal Document Acquisitions and Initial Public
          Offering

          The Company's Universal Document subsidiary has hired a senior management team and entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively, along with Universal Document, the "Founding Companies") that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive purchase agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

          Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies or costs of the initial public offering upon the completion of the transactions. As a result of its decision to postpone its initial public offering, Universal Document expensed in January 1998 all such costs capitalized during the fiscal year ended January 31, 1998.

           The Company currently plans to continue to proceed with the acquisitions and initial public offering. As of June 12, 1998, Universal Document had entered into definitive purchase agreement extensions, which are contingent upon a successful initial public offering, with four of the Founding Companies and was negotiating definitive purchase agreement extensions with four of the other Founding Companies. In addition, Universal Document had entered into a non-binding letter of intent to acquire another design automation software reseller and integrator. As a result, the Company has capitalized certain acquisition and offering costs as of April 30, 1998. These costs were not material to the Company's consolidated financial statements as of that date. If for any reason the initial public offering should not take place and the acquisitions should not occur, then these acquisition and offering costs will be charged to expense in the period that it is determined that the initial public offering and acquisitions will not take place. Similar costs incurred in future periods will be treated in a consistent manner. The Company also incurred $378,961 of operating expenses during the three months ended April 30, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the Founding Companies.

          The Company and Universal Document have entered into a variety of agreements related to the Universal Document acquisitions and initial public offering. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement, definitive purchase agreements and letters of intent with the target companies, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements are contingent upon the successful completion of an initial public offering of Universal Document's common stock. The Company is currently evaluating the structure of the acquisitions and initial public offering. As a result of such evaluation, many, if not all, of the agreements referred to above may either be terminated or significantly amended.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Fiscal Year

In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal quarter commenced on February 1, 1998 and ended on April 30, 1998. The Company has recasted the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three months ended April 30, 1997.

DiaLogos Acquisition

The Company acquired its majority interest in DiaLogos on January 30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31. Therefore, DiaLogos' financial position and results of operations as of and for the two months ended March 31, 1998 have been included in the accompanying consolidated financial statements as of and for three months ended April 30, 1998. The Company has recognized 100% of the results of operations of DiaLogos for the two months ended March 31, 1998 as the minority interest investment in DiaLogos has been reduced to zero. Future fiscal quarters will contain the results of operations of DiaLogos for the relevant three month period.

Three Months Ended April 30, 1998 and April 30, 1997

Revenues for the three months ended April 30, 1998 (or "first quarter of fiscal 1999") were $1,462,474, an increase of $213,009 or 17% over the $1,249,465 reported for the comparable period in fiscal 1998. Systems sales decreased 39% from the three months ended April 30, 1997 (or "first quarter of fiscal 1998") primarily as a result of the mix and relative size of ChartMaxx and OptiMaxx systems sold. Support and consulting revenues increased 183% from the three months ended April 30, 1997 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of the division's products continues to increase.

Gross profit for the three months ended April 30, 1998 was $267,412, or 18% of revenues, compared to $258,179, or 21% of revenues, for the three months ended April 30, 1997. The gross profit percentage on systems sales decreased from 31% in the first quarter of fiscal 1998 to 25% in the first quarter of fiscal 1999 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in certain sales and increased software amortization. The gross profit percentage on support and consulting revenues increased from -10% in the first quarter of fiscal 1998 to 14% in the first quarter of fiscal 1999. The increase in this percentage was primarily a result of the addition of the gross margins on DiaLogos' consulting and education revenues and the increased support revenues noted above. These items were partly offset by an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating expenses for the first quarter of fiscal 1999 were $3,088,225 compared to $1,808,559 for the first quarter of fiscal 1998, an increase of 71%. Excluding $378,961 of Universal Document management expenses, operating expenses increased $900,705 or 50% over the comparable period of fiscal 1998. The Company has continued to increase its investment in its sales and marketing efforts for the ChartMaxx product line and DiaLogos. The principle areas of investment have been direct sales, channel partner programs, national accounts, and general marketing activities as evidenced by the 40% increase in sales and marketing expenditures over the first quarter of fiscal 1998. The increase in operating expenses is also a result of the inclusion of the operating expenses of DiaLogos and an increase in personnel in the areas of product development and administration. Universal Document management expenses represent personnel and other costs associated with Universal Document's senior management team which has been hired to manage Universal Document's initial public offering, acquisitions and operations after the offering.

Other income, net, which consists primarily of interest income and expense, increased to $124,377 in the first quarter of fiscal 1999 from $3,101 in the comparable quarter of fiscal 1998. This increase is a result of the increase in the Company's cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division and shares of the Company's common stock to Becton, Dickinson and Company in January 1998.

The Company's income tax benefit increased from $59,396 in the first quarter of fiscal 1998 to $950,462 in the first quarter of fiscal 1999. The Company recognized the full benefit of its net operating loss for income taxes purposes from the first quarter of fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full benefit of its net operating loss for the first quarter of fiscal 1998 was limited by the Company's establishment of a valuation allowance against that net operating loss carryforward.

Discontinued operations in the first quarter of fiscal 1998 represent the results of operations of the Company's IntelliCode division and the Step2000 Workflow, Document Management, and Application Development System ("Step2000") segment of Universal Document, which the Company is currently in the process of selling. In the fourth quarter of fiscal 1998, the Company accrued the estimated loss on disposal of the net assets of the Step2000 segment and its estimated losses through the anticipated date of disposal. The Company expects to complete the disposal of this segment no later than January 31, 1999.The Company's net loss for the first quarter of fiscal 1999 was $1,745,974 compared to a net loss in the first quarter of fiscal 1998 of $1,428,388. The increase in the net loss is a result of lower gross profit margins and increased operating expenses partially offset by increased interest income and the increase in the income tax benefit.

Universal Document Acquisitions and Initial Public Offering

The Company's Universal Document subsidiary has hired a senior management team and entered into agreements with two consulting firms to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively, along with Universal Document, the "Founding Companies") that Universal Document may acquire or combine with, and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive purchase agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into acquisition agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the potential acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies or costs of the initial public offering upon the completion of the transactions. As a result of its decision to postpone its initial public offering, Universal Document expensed in January 1998 all such costs capitalized during the fiscal year ended January 31, 1998.

The Company currently plans to continue to proceed with the acquisitions and initial public offering. As of June 12, 1998, Universal Document had entered into definitive purchase agreement extensions, which are contingent upon a successful initial public offering, with four of the Founding Companies and was negotiating definitive purchase agreement extensions with four of the other Founding Companies. In addition, Universal Document had entered into a non-binding letter of intent to acquire another design automation software reseller and integrator. As a result, the Company has capitalized certain acquisition and offering costs as of April 30, 1998. These costs were not material to the Company's consolidated financial statements as of that date. If for any reason the initial public offering should not take place and the acquisitions should not occur, then these acquisition and offering costs will be charged to expense in the period that it is determined that the initial public offering and acquisitions will not take place. Similar costs incurred in future periods will be treated in a consistent manner. The Company also incurred $378,961 of operating expenses during the three months ended April 30, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the Founding Companies.

The Company and Universal Document have entered into a variety of agreements related to the Universal Document acquisitions and initial public offering. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement, definitive purchase agreements and letters of intent with the target companies, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements are contingent upon the successful completion of an initial public offering of Universal Document's common stock. The Company is currently evaluating the structure of the acquisitions and initial public offering. As a result of such evaluation, many, if not all, of the agreements referred to above may either be terminated or significantly amended.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements, and recently, the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, investments in and advances to companies which are deemed to have strategic value to the Company, and funding costs associated with the Universal Document acquisitions and initial public offering.

The Company's revolving line of credit agreement ("MedPlus line of credit") with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company's assets. At April 30, 1998, the maximum amount available under the MedPlus line of credit was $10,000,000. No amounts were outstanding under the MedPlus line of credit at April 30, 1998 and January 31, 1998.

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

The Company believes that its cash and cash equivalents, available line of credit, and cash generated from operations will be sufficient to finance its expected growth and cash requirements. The Company also believes that it has the ability to renegotiate or extend its existing line of credit, secure other debt or equity financings, or sell assets to provide additional cash if needed. There can be no assurance, however, that these additional sources of financing will be available on a timely
basis or on terms satisfactory to the Company.   The Company does
plan to renegotiate or extend its existing line of credit in fiscal 1999. In addition, in the event that Universal Document executes an initial public offering in fiscal 1999, the Company expects this would provide additional cash to the Company through the sale of an as yet undetermined amount of shares of Universal Document held by the Company and the reimbursement of Universal Document's management, acquisition, and offering costs funded by the Company.


                    PART II. OTHER INFORMATION

Items 1-5.  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are hereby filed as part of this Form
     10-QSB:

Exhibit                                             Sequentially
Number                Description of Exhibits       Numbered Page
________              _______________________       _____________

  27                  Financial Data Schedule
                      for three months ended
                      April 30, 1998                      13

  27.1                Restated Financial Data
                      Schedule for three months
                      ended April 30, 1997                14

  27.2                Restated Financial Data
                      Schedule for three months
                      ended March 31, 1996                15

(b) The following reports on Form 8-K were filed during the three month period ended April 30, 1998:

     (i) Current Report on Form 8-K filed February 11, 1998 announcing that on January 28, 1998, the Company had sold all the assets of its IntelliCode Intelligent Bar Coding Systems division to Becton, Dickinson and Company for an initial payment of $17.4 million and the assumption of certain liabilities. The Company also sold 222,556 shares of its common stock to Becton, Dickinson and Company for $2,000,000.

   (ii) Current Report on Form 8-K filed February 17, 1998 announcing that on January 30, 1998, the Company had exercised its option to purchase additional shares of DiaLogos Incorporated ("DiaLogos") and that the Company now owned 56.5% of DiaLogos.
The Company paid approximately $1,191,960 for its ownership interest in DiaLogos by converting advances made to DiaLogos over the previous eighteen months.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     MedPlus, Inc.


Date:  6/15/98       By: /s/ Daniel A. Silber
                             Daniel A. Silber
                             Vice President and Chief Financial
                             Officer


                    *   Pursuant to the last sentence of General
                        Instruction G to Form 10-QSB, Mr. Daniel
                        A. Silber has executed this Quarterly
                        report on Form 10-QSB both on behalf of
                        the registrant and in his capacity as its principal financial and accounting officer.