Form 10QSB
period 1998-07-31
MEDPLUS INC /OH/
filed 1998-09-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-QSB

                            (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1998

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

                Yes    X                    No_______

As of September 1, 1998, there were 6,175,717 shares of the registrant's common stock without par value issued and outstanding.

                                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                      MEDPLUS, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Operations
                                                                   (unaudited)
                                        Three Months       Three Months        Six Months        Six Months
                                           Ended              Ended               Ended            Ended
                                          July 31,           July 31,            July 31,         July 31,
                                            1998               1997                1998             1997
                                        _____________     _____________      ______________   _____________
Revenues:
   Systems sales                       $    678,463          2,600,699          1,392,921        3,587,399
   Support and consulting revenues        1,164,966            448,858          2,383,859          875,247
                                        _____________     _____________      ______________   _____________
      Total revenues                   $  1,843,429          3,049,527          3,776,780        4,462,646
                                        _____________     _____________      ______________   _____________

Cost of revenues:
   Systems sales                            602,578          1,358,183          1,028,331        2,015,786
   Support and consulting revenues        1,042,964            407,689          2,000,123          823,576
                                        _____________     _____________      ______________   _____________
      Total cost of revenues              1,645,542          1,765,872          3,028,454        2,839,362
                                        _____________     _____________      ______________   _____________
      Gross profit                          197,887          1,283,655            748,326        1,623,284

Operating expenses:
  Sales and marketing                     1,484,266          1,161,988          3,116,572        2,333,594
  Research and development                  401,587            118,480            883,620          297,856
  General and administrative              1,185,902            727,285          2,079,131        1,454,087
  Synergis management expenses              307,292                 --            686,253               --
                                        _____________     _____________      ______________   _____________
      Total operating expenses            3,379,047          2,007,753          6,765,576        4,085,537
                                        _____________     _____________      ______________   _____________
      Operating loss                     (3,181,160)          (724,098)        (6,017,250)      (2,462,253)

Other income (expense), net                (100,064)           (51,653)            25,750          (48,818)
                                        _____________     _____________      ______________   _____________
      Loss from continuing operations
      before income taxes                (3,281,224)          (775,751)        (5,991,500)      (2,511,071)
Income tax benefit                         (504,364)          (224,904)        (1,460,223)        (346,164)
                                        _____________     _____________      ______________   _____________
      Loss from continuing operations    (2,776,860)          (550,847)        (4,531,277)      (2,164,907)
Income from discontinued operations         168,856            347,781            177,299          533,453
                                        _____________     _____________      ______________   _____________
   Net loss                            $ (2,608,004)          (203,066)        (4,353,978)       (1,631,454)
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________
Earnings (loss) per share -
   basic and diluted:

   Continuing operations               $      (0.45)             (0.09)             (0.74)           (0.37)
   Discontinued operations                     0.03               0.06               0.03             0.09
                                        _____________     _____________      ______________   _____________
   Net loss per share                  $      (0.42)             (0.03)             (0.71)           (0.28)
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________

Weighted average number of shares of
        common stock outstanding          6,170,726          5,913,413          6,165,529        5,917,412
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________


See accompanying notes to consolidated financial statements.

                                       MEDPLUS, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                                                             July 31,            January 31,
                                                                               1998                  1998
                                                                           ____________         ____________
                                                                            (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $ 3,335,378           13,794,473
    Accounts receivable, less allowance for doubtful accounts of
        $215,000 at July 31, 1998 and $115,000 at January 31, 1998           3,493,755            4,520,333
    Other receivables                                                           63,450               71,728
    Income taxes refundable                                                    600,000                 -
    Inventories                                                                588,391              757,471
    Deferred tax asset                                                         304,365              328,497
    Prepaid expenses and other current assets                                  878,986              568,769
                                                                           ____________         ____________
                  Total current assets                                       9,264,325           20,041,271
                                                                           ____________         ____________

Capitalized software development costs, net                                  2,328,970            2,020,613
Fixed assets, net                                                            1,886,567            1,484,875
Excess of cost over fair value of net assets acquired, net                     767,864              781,391
Other assets                                                                   270,021              328,141
                                                                           ____________         ____________
                                                                           $14,517,747           24,656,291
                                                                           ____________         ____________
                                                                           ____________         ____________
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of obligations under capital leases               $   215,595              132,206
    Borrowings on line of credit                                                 -                1,496,353
    Accounts payable                                                         1,246,569            2,892,891
    Accrued expenses                                                         1,081,716            2,675,996
    Accrued income taxes payable                                                 -                1,346,869
    Deferred revenue                                                           613,531              635,464
    Other current liabilities                                                  297,000              297,000
                                                                           ____________         ____________
                  Total current liabilities                                  3,454,412            9,476,778
                                                                           ____________         ____________

Obligations under capital leases, excluding current installments               210,232              167,884
Deferred tax liability                                                         510,512              534,644
                                                                           ____________         ____________
                  Total liabilities                                          4,175,156           10,179,306
                                                                           ____________         ____________

Shareholders' equity:
    Common stock, no par value, authorized 15,000,000 shares; issued and outstanding 6,175,717 shares at July 31, 1998 and 6,160,712 shares
       at January 31, 1998                                                        -                      -
    Additional paid-in capital                                              17,430,821           17,284,557
    Accumulated deficit                                                     (6,973,727)          (2,619,749)
    Unearned stock compensation                                               (114,503)            (187,823)
                                                                           ____________         ____________
                   Total shareholders' equity                               10,342,591           14,476,985
                                                                           ____________         ____________

                                                                           $14,517,747           24,656,291
                                                                           ____________         ____________
                                                                           ____________         ____________

See accompanying notes to consolidated financial statements.

                                       MEDPLUS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                                  (unaudited)
                                                                           Six Months            Six Months
                                                                              Ended                Ended
                                                                             July 31,             July 31,
                                                                               1998                 1997
                                                                           ____________         ____________
Cash flows from operating activities:
    Loss from continuing operations                                        $ (4,531,277)         (2,164,907)
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
       Synergis acquisition and offering costs                                  139,143                -
       Amortization of capitalized software development costs                   229,441             260,763
       Depreciation and amortization                                            235,046             109,397
       Amortization of unearned stock compensation costs                        108,273             116,425
       Amortization of excess of cost over fair value of net assets acquired     33,385              53,019
       Deferred income taxes                                                   (113,355)           (346,164)
       Realized (gain) loss on sales of investment securities
           and fixed assets                                                      12,633              (9,566)
       Provision for loss on doubtful accounts                                   83,962              44,184
       Changes in assets and liabilities:
          Accounts receivable                                                 1,011,799          (2,108,179)
          Other receivables                                                      36,278              99,531
          Inventories                                                           169,080            (180,662)
          Prepaid expenses and other assets                                    (296,278)            (20,540)
          Accounts payable and accrued expenses                              (1,355,501)            505,142
          Income taxes                                                       (1,946,869)                -
          Deferred revenue                                                      (21,933)            133,129
                                                                           ____________         ____________
                    Net cash used in operating activities                    (6,206,173)         (3,508,427)
                                                                           ____________         ____________

Cash flows from investing activities:
       Capitalization of software development costs                            (537,798)           (520,592)
       Purchases of fixed assets                                               (441,223)           (147,429)
       Proceeds from sales of investment securities and fixed assets               -                323,114
       Synergis acquisition and offering costs                               (1,446,512)           (646,270)
       Payments made for acquisitions of businesses                             (19,858)             (2,767)
       Other advances and investments                                           (28,000)           (744,615)
                                                                           ____________         ____________
                    Net cash used in investing activities                    (2,473,391)         (1,738,559)
                                                                           ____________         ____________
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of issuance costs                58,084              48,754
    Purchases of treasury stock                                                (164,348)            (53,554)
    Proceeds from borrowings on line of credit                                    3,647           3,450,767
    Repayments on line of credit                                             (1,500,000)           (713,699)
    Principal payments on capital lease obligations                             (82,409)            (19,851)
                                                                           ____________         ____________
                    Net cash provided by (used in) financing activities      (1,685,026)          2,712,417
Discontinued operations                                                         (94,505)          1,521,549
                                                                           ____________         ____________
                    Net decrease in cash and cash equivalents               (10,459,095)         (1,013,020)
Cash and cash equivalents, beginning of period                               13,794,473           1,013,020
                                                                           ____________         ____________
Cash and cash equivalents, end of period                                   $  3,335,378                -
                                                                           ____________         ____________
                                                                           ____________         ____________
Interest paid                                                              $     84,150              29,269
                                                                           ____________         ____________
                                                                           ____________         ____________
Income taxes paid                                                          $    600,000                -
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

                        MEDPLUS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 (unaudited)
(1)   Description of the Business

      MedPlus[r], Inc. (the "Company") provides state-of-the-art information management technology products and consulting services which focus on various elements of process analysis and redesign, document imaging and management, workflow, systems integration, and technology education. Historically, MedPlus' customers have been predominantly in the healthcare industry. However, as a result of acquisitions and investments over the past several years, the Company has begun to operate in other industries. The Company's healthcare related products presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system. OptiMaxx is an optical disk-based archival system. The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of patient care and laboratory services. The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document") develops and sells Step2000[r], a workflow, document management, and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. DiaLogos[tm] Incorporated ("DiaLogos"), a majority-owned subsidiary, specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration. Synergis Acquisition, Inc. (to be renamed Synergis Technologies, Inc.) ("Synergis"), a newly-formed subsidiary of the Company, will acquire a number of value-added resellers in the design automation software field.

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


      (c)  Consolidation of DiaLogos Financial Statements

           The Company acquired its majority interest in DiaLogos on January 30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31. Therefore, DiaLogos' financial position and results of operations as of and for the three month and five month periods ended June 30, 1998 have been included in the accompanying consolidated financial statements. The Company has recognized 100% of the results of operations of DiaLogos for the three month and five month periods ended June 30, 1998 as the minority interest investment in DiaLogos has been reduced to zero. Advances by the Company to DiaLogos during the month of July have been included in other receivables.

      (d)  Fiscal Year

           In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1998; its current fiscal quarter commenced on May 1, 1998 and ended on July 31, 1998. The Company has recast the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three month and six month periods ended July 31, 1997.

      (e)  Earnings (Loss) Per Share

           Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive.

      (f)  Supplemental Cash Flow Information

           DiaLogos has entered into capital lease obligations for equipment of $208,188 during the five month period ended June 30, 1998. The Company's discretionary and profit-sharing contributions to the Company's Retirement Savings and Investment Plan for the 1997 Plan year were funded in March 1998 through the issuance of 32,232 shares of the Company's common stock. The Company also granted a warrant to purchase 25,000 shares of the Company's common stock to a consultant to the Company in June 1998. This warrant has a fair value of $34,953 which is being amortized into expense over the related service period of one year. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.


(3)   Acquisition of DiaLogos

	The following unaudited pro forma data presents the results of operations as if the acquisition of DiaLogos had occurred at
the beginning of each period.   The information reflects DiaLogos'
results of operations for the six months ended June 30, 1998 and 1997 due to the Company consolidating DiaLogos' results of operations based on DiaLogos' fiscal year end which ends December
31. The pro forma information for the six months ended July 31, 1998 is provided because the Company's results of operations for this period as reported include DiaLogos' results of operations for only the five months ended June 30, 1998  This summary is
provided for information purposes only.   It does not necessarily
reflect the actual results that would have occurred had the acquisition been made as of those dates or of results that may occur in the future.

                                Six Months             Six Months
                                   Ended                 Ended
                                  July 31,               July 31,
                                    1998                   1997
                                ____________          ____________

      Revenues                  $ 3,886,020             4,554,746
      Loss from continuing
  operations               (4,608,330)           (2,816,056)
      Net loss                  $(4,431,031)           (2,161,342)
                                ____________          ____________
                                ____________          ____________

      Earnings (loss) per
        share - basic
  and diluted:
  Continuing operations   $     (0.75)                (0.48)
        Discontinued operations        0.03                  0.11
                                ____________          ____________
   Net loss               $     (0.72)                (0.37)

(4)   Discontinued Operations

      In January 1998, the Company decided to sell the net assets of the Step2000 segment of Universal Document and began negotiating with prospective buyers. The Company had expected to complete the sale by December 1998. However, the Company's efforts to sell the net assets of Step2000 ended in August 1998 after negotiations with the prospective buyers were terminated by the Company. After reviewing the operations of the Step2000 segment and how it might complement a current business initiative of the Company, the Company decided to retain the segment and reduce operations to primarily research and development and customer support while a new generation of products is being developed.

      The Step2000 segment had previously been accounted for as a discontinued operation. However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the Step2000 segment have been included in continuing operations in the Company's consolidated financial statements as of and for the six months ended July 31, 1998. Prior years' financial statements have been presented on a comparable basis. The Step2000 segment had assets of $546,978 and liabilities of $418,217 as of January 31, 1998. For the year ended January 31, 1998, Step2000 had revenues of $1,186,825 and an operating loss of $1,620,792. Included in the operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development costs of $774,677 and
$466,836, respectively.   The Company had also accrued a loss of
$181,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal. The Company reversed $13,841 of the accrual to offset operating losses for the three months ended April 30, 1998 and reversed $167,159 of the accrual in July 1998 as a result of its decision to retain Step2000. These reversals are included in discontinued operations for the six months ended July 31, 1998.

(5)   Bank Agreements

      On September 9, 1997, the Company and the Company's Universal Document Management Systems, Inc. ("Universal Document") subsidiary entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in
Note 6 and for working capital. The Universal line of credit was paid in full and canceled on February 10, 1998.


(6)   Commitments and Contingency - Synergis Acquisitions and
Initial Public Offering

      The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively the "Founding Companies") that Universal Document may acquire or with which it may combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into merger agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

      Because the reduced business operations of Universal Document no longer complement the businesses of the Founding Companies, the Company's Synergis subsidiary was created to serve
as the acquirer in the Acquisitions.   As a result, Universal
Document plans to assign to Synergis all agreements entered into by Universal Document with respect to the Acquisitions, including but not limited to certain employment agreements, the definitive merger agreements and non-binding letters of intent (collectively, the "Acquisition Agreements").

      Universal Document (and, subsequently, Synergis) had hoped to complete an initial public offering of its common stock on or before December 31, 1998. Due to market conditions, Universal Document's (subsequently Synergis') plans to conduct an initial public offering were postponed in August 1998. The Company and Synergis currently plan to continue to proceed with the Acquisitions and finance them through a private offering of debt securities.

      As of September 4, 1998, Universal Document had entered into definitive merger agreements with eight of the Founding Companies and had entered into non-binding letters of intent to acquire three other design automation software resellers and integrators. Six of the definitive merger agreements and all of the letters of intent are contingent upon a successful initial public offering occurring before December 31, 1998. Two of the Founding Companies had the option to terminate their agreements if an initial public offering had not occurred prior to March 31, 1998, but have not exercised that option. Synergis and MedPlus are currently working with the Founding Companies to assign the Acquisition Agreements to Synergis and amend the Acquisition Agreements to provide that the closing of the Acquisitions is subject to the completion of the private offering of debt securities.

      The Company and Universal Document had entered into a variety of agreements related to the Acquisitions and initial public offering in addition to the Acquisition Agreements. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements were contingent upon the successful completion of an initial public offering of Universal Document's common stock. As a result of the events discussed in the preceding paragraphs, many, if not all, of the agreements referred to above may either be terminated or significantly amended and assigned to Synergis.

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

       During the six months ended July 31, 1998, Universal Document expensed $139,143 of acquisition and offering costs due to the second postponement of its initial public offering. Synergis will incur additional acquisition and debt financing costs in the third and fourth quarters of the current year, some of which may be capitalized upon successful completion of the acquisitions and offering. The Company also incurred and expensed $686,253 of operating costs during the six months ended July 31, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the Founding Companies.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
_____________________

Fiscal Year

 In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1998; its current fiscal quarter commenced on May 1, 1998 and ended on July 31, 1998. The Company has recast the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three month and six month periods ended July 31, 1997.

DiaLogos Acquisition

The Company acquired its majority interest in DiaLogos on January 30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31. Therefore, DiaLogos' financial position and results of operations as of and for the three month and five month periods ended June 30, 1998 have been included in the accompanying consolidated financial statements. The Company has recognized 100% of the results of operations of DiaLogos for the three month and five month periods ended June 30, 1998 as the minority interest investment in DiaLogos has been reduced to zero.

Discontinued Operations

In January 1998, the Company decided to sell the net assets of the Step2000 segment of Universal Document and began negotiating with prospective buyers. The Company had expected to complete the sale by December 1998. However, the Company's efforts to sell the net assets of Step2000 ended in August 1998 after negotiations with the prospective buyers were terminated by the Company. After reviewing the operations of the Step2000 segment and how it might complement a current business initiative of the Company, the Company decided to retain the segment and reduce operations to primarily research and development and customer support while a new generation of products is being developed.

The Step2000 segment had previously been accounted for as a discontinued operation. However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the Step2000 segment have been included in continuing operations in the Company's consolidated financial statements as of and for the six months ended July 31, 1998. Prior years' financial statements have been presented on a comparable basis. The Step2000 segment had assets of $546,978 and liabilities of $418,217 as of January 31, 1998. For the year ended January 31, 1998, Step2000 had revenues of $1,186,825 and an operating loss of $1,620,792. Included in the operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development costs of $774,677 and
$466,836, respectively.   The Company had also accrued a loss of
$181,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal. The Company reversed $13,841 of the accrual to offset operating losses for the three months ended April 30, 1998 and reversed $167,159 of the accrual in July 1998 as a result of its decision to retain Step2000. These reversals are included in discontinued operations for the six months ended July 31, 1998.

Three Months Ended July 31, 1998 and July 31, 1997

Revenues for the three months ended July 31, 1998 (or "second quarter of fiscal 1999") were $1,843,429 as compared to $3,049,527 for the three months ended July 31, 1997 (or "second quarter of fiscal 1998"). Systems sales decreased $1,922,206 from the three months ended July 31, 1997 primarily as a result of a decrease in the number and relative size of ChartMaxx and OptiMaxx systems sold. Support and consulting revenues increased $716,108 or 160% from the three months ended July 31, 1997 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross profit for the three months ended July 31, 1998 was $197,887, or 11% of revenues, compared to $1,283,655, or 42% of revenues, for the three months ended July 31, 1997. The gross profit percentage on systems sales decreased from 48% in the second quarter of fiscal 1998 to 11% in the second quarter of fiscal 1999 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in sales during the second quarter of fiscal 1999. The gross profit percentage on support and consulting revenues increased from 9% in the second quarter of fiscal 1998 to 10% in the second quarter of fiscal 1999. The increase in this percentage was primarily a result of the addition of the gross profit on DiaLogos' consulting and education revenues and the increased support revenues noted above. These items were partly offset by an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating expenses for the second quarter of fiscal 1999 were $3,379,047 compared to $2,007,753 for the second quarter of fiscal 1998, an increase of 68%. Excluding $307,292 of Synergis management expenses, operating expenses increased $1,064,002 or 53% over the comparable period of fiscal 1998. The Company has continued to increase its investment in its sales and marketing efforts for the ChartMaxx product line and DiaLogos. The principal areas of investment have been direct sales, channel partner programs, national accounts and general marketing activities as evidenced by the 28% increase in sales and marketing expenditures over the second quarter of fiscal 1998. The increase in operating expenses is also a result of the inclusion of the operating expenses of DiaLogos and an increase in personnel in the area of product development. Synergis management expenses represent personnel and other costs associated with Synergis' senior management team which has been hired to manage Synergis' initial public offering, acquisitions and operations after the offering.

Other expense, net, consists primarily of interest income, interest expense, and accounting and legal costs associated with the Synergis acquisition and offering efforts. Other expense, net, increased to $100,064 in the second quarter of fiscal 1999 from $51,653 in the comparable quarter of fiscal 1998. This increase is a result of the write-off of $139,143 of accounting and legal costs associated with the Synergis acquisition and offering efforts offset by higher interest income. The increase in interest income resulted from an increase in the Company's cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division and shares of the Company's common stock to Becton, Dickinson and Company in January 1998.

The Company's income tax benefit increased from $224,904 in the second quarter of fiscal 1998 to $504,364 in the second quarter of fiscal 1999. The Company recognized a portion of the benefit of its net operating loss for income tax purposes from the second quarter of fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full benefit of its net operating loss for the second quarter of fiscal 1998 was limited by the Company's establishment of a valuation allowance against that net operating loss carryforward. The Company's ability to recognize the full benefit of its net operating loss for the second quarter of fiscal 1999 and any similar losses in future periods will be dependent upon the generation of future taxable income.

Discontinued operations in the second quarter of fiscal 1998 represent the results of operations of the Company's IntelliCode division. Discontinued operations in the second quarter of fiscal 1999 represent the reversal of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998 and the reversal of certain reserves related to the sale of the IntelliCode division.

The Company's net loss for the second quarter of fiscal 1999 was $2,608,004 compared to a net loss in the second quarter of fiscal 1998 of $203,066. The increase in the net loss is a result of lower revenues, lower gross profit and increased operating expenses partially offset by increased interest income and the increase in the income tax benefit.

Six  Months Ended July 31, 1998 and July 31, 1997

Revenues for the six months ended July 31, 1998 were $3,776,780 as compared to $4,462,646 for the comparable period in fiscal 1998. Systems sales decreased $2,194,478 from the six months ended July 31, 1997 primarily as a result of a decrease in the number and relative size of ChartMaxx and OptiMaxx systems sold. Support and consulting revenues increased $1,508,611 or 172% from the six months ended July 31, 1997 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross profit for the six months ended July 31, 1998 was $748,326 or 20% of revenues, compared to $1,623,284, or 36% of revenues for the comparable period of fiscal 1998. The gross profit percentage on systems sales decreased from 44% for the six months ended July 31, 1997 to 26% for the six months ended July 31, 1998 due to a higher proportion of lower margin third party hardware and software relative to proprietary software included in sales during fiscal 1999. The gross profit percentage on support and consulting revenues increased from 6% for the six months ended July 31, 1997 to 16% for the six months ended July 31, 1998. The increase in this percentage was primarily a result of the addition of the gross profit on DiaLogos' consulting and education revenues and the increased support revenues noted above. These items were partly offset by an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel.

Operating expenses for the six months ended July 31, 1998 were $6,765,576 compared to $4,085,537 for the comparable period of 1997, an increase of 66%. Excluding $686,253 of Synergis management expenses, operating expenses increased $1,993,786 or 49% over the comparable period of fiscal 1998. The Company has continued to increase its investment in its sales and marketing efforts for the ChartMaxx product line and DiaLogos. The principal areas of investment have been direct sales, channel partner programs, national accounts and general marketing activities as evidenced by the 34% increase in sales and marketing expenditures over the second quarter of fiscal 1998. The increase in operating expenses is also a result of the inclusion of the operating expenses of DiaLogos and an increase in personnel in the area of product development. Synergis management expenses represent personnel and other costs associated with Synergis' senior management team which has been hired to manage Synergis' initial public offering, acquisitions and operations after the offering.

Other income (expense) increased to $25,750 of income for the six months ended July 31, 1998 from expense of $48,818 for the six months ended July 31, 1997. The increase is primarily due to an increase in interest income as a result of an increase in the Company's cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division and shares of the Company's common stock to Becton, Dickinson and Company in January 1998. The increase in interest income was partially offset by the write-off of $139,143 of accounting and legal costs associated with the Synergis acquisition and offering efforts.

The Company's income tax benefit increased from $346,164 in the second quarter of fiscal 1998 to $1,460,223 in the second quarter of fiscal 1999. The Company recognized a portion of the benefit of its net operating loss for income tax purposes for the six months ended July 31, 1998 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full benefit of its net operating loss for the six months ended July 31, 1997 was limited by the Company's establishment of a valuation allowance against that net operating loss carryforward. The Company's ability to recognize the full benefit of its net operating loss for the second quarter of fiscal 1999 and any similar losses in future periods will be dependent upon the generation of future taxable income.

Discontinued operations for the six months ended July 31, 1997 represent the results of operations of the Company's IntelliCode division. Discontinued operations for the six months ended July 31, 1998 represent the reversal of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998 and the reversal of certain reserves related to the sale of the IntelliCode division.

The Company's net loss for the second quarter of fiscal 1999 was $4,353,978 compared to a net loss in the second quarter of fiscal 1998 of $1,631,454. The increase in the net loss is a result of lower revenues, lower gross profit margins and increased operating expenses partially offset by increased interest income and the increase in the income tax benefit.

Synergis Acquisitions and Initial Public Offering
_________________________________________________

The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively the "Founding Companies") that Universal Document may acquire or with which it may combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public. Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998. Under the terms of the initial public offering as disclosed in the registration statement, Universal Document and the Company would offer to sell 1,850,000 and 750,000 shares, respectively. Universal Document would use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into merger agreements. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document would change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

Because the reduced business operations of Universal Document no longer complement the businesses of the Founding Companies, the Company's Synergis subsidiary was created to serve as the acquirer
in the Acquisitions.   As a result, Universal Document plans to
assign to Synergis all agreements entered into by Universal Document with respect to the Acquisitions, including but not limited to certain employment agreements, the definitive merger agreements and non-binding letters of intent (collectively, the "Acquisition Agreements").

Universal Document (and, subsequently, Synergis) had hoped to complete an initial public offering of its common stock on or before December 31, 1998. Due to market conditions, Universal Document's (subsequently Synergis') plans to conduct an initial public offering were postponed in August 1998. The Company and Synergis currently plan to continue to proceed with the Acquisitions and finance them through a private offering of debt securities.

As of September 4, 1998, Universal Document had entered into definitive merger agreements with eight of the Founding Companies and had entered into non-binding letters of intent to acquire three other design automation software resellers and integrators. Six of the definitive merger agreements and all of the letters of intent are contingent upon a successful initial public offering occurring before December 31, 1998. Two of the Founding Companies had the option to terminate their agreements if an initial public offering had not occurred prior to March 31, 1998, but have not exercised that option. Synergis and MedPlus are currently working with the Founding Companies to assign the Acquisition Agreements to Synergis and amend the Acquisition Agreements to provide that the closing of the Acquisitions is subject to the completion of the private offering of debt securities.

The Company and Universal Document had entered into a variety of agreements related to the Acquisitions and initial public offering in addition to the Acquisition Agreements. These agreements include consulting agreements, employment agreements, an amendment of the HWB purchase agreement, and stock incentive agreements associated with Universal Document common stock. The significant financial terms of these agreements were contingent upon the successful completion of an initial public offering of Universal Document's common stock. As a result of the events discussed in the preceding paragraphs, many, if not all, of the agreements referred to above may either be terminated or significantly amended and assigned to Synergis.

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

During the six months ended July 31, 1998, Universal Document expensed $139,143 of acquisition and offering costs due to the second postponement of its initial public offering. Synergis will incur additional acquisition and debt financing costs in the third and fourth quarters of the current year, some of which may be capitalized upon successful completion of the acquisitions and offering. The Company also incurred and expensed $686,253 of operating costs during the six months ended July 31, 1998 associated with the senior management team hired to manage the acquisitions, offering and integration of the Founding Companies.

Liquidity and Capital Resources
_______________________________

The Company's business requires significant amounts of working capital to finance new product research and development, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements and, recently, the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, investments in and advances to companies which are deemed to have strategic value to the Company and funding costs associated with the Synergis acquisitions and initial public offering.

The Company's revolving line of credit agreement ("MedPlus line of credit") with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company's assets. At July 31, 1998, the maximum amount available under the MedPlus line of credit was approximately $7,570,000. No amounts were outstanding under the MedPlus line of credit at July 31, 1998 and January 31, 1998.

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

The Company has continued to incur operating losses from continuing operations. During this period, the Company has made significant cash expenditures in the areas of research and development, sales and marketing, customer support and implementation consulting in anticipation of higher revenues. However, revenues have been lower than expected during the period of the operating losses. Management has begun to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Such areas include, but may not be limited to, the Company's Universal Document and FutureCORE subsidiaries and certain corporate marketing activities. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. Management believes that the Company's current pipeline for its ChartMaxx product, its relationship with Quorum Health Resources, Inc., its recent contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months.

The Company believes that improvements in operating cash flow from the expense reductions and increased revenues noted above combined with its cash and cash equivalents and available line of credit will be sufficient to finance its expected growth and cash requirements. The Company also believes that it has the ability to renegotiate or extend its existing line of credit, secure other debt or equity financings, or sell assets to provide additional cash if needed. The Company does plan to renegotiate or extend its existing line of credit in fiscal 1999. In addition, in the event that Synergis executes a private offering of debt securities in fiscal 1999, the Company expects this would provide additional cash to the Company through the reimbursement of a portion of Synergis' management, acquisition, and offering costs funded by the Company as well as providing a source of positive operating cash flow to cover the ongoing Synergis management expenses. There can be no assurance, however, as to the extent or timing of the Company's success in increasing revenues, that additional sources of financing will be available on a timely basis or on terms satisfactory to the Company, or that Synergis will successfully complete a private offering of debt securities and its acquisitions in fiscal 1999.




Year 2000 Compliance
____________________

Some existing computer programs use only the last two digits to refer to a year. Because these programs may not properly recognize a year that begins with "20" rather than "19" and thus may fail or create errors in the year 2000, they are not considered "year 2000 compliant." The Company has been reviewing, and continues to review, all potential year 2000 compliance issues which may have a material effect on the Company's business, results of operations or financial condition.

Specifically, the most recent releases of the Company's ChartMaxx and OptiMaxx products have both been developed using four digit date fields and, as such, are year 2000 compliant. The Company's standard license agreements for the most recent releases of each of these products now include a year 2000 compliance warranty. Although the Company has not similarly warranted earlier versions of these products, the Company is not aware of any features in earlier versions which would cause the products not to be year 2000 compliant. Customers who have earlier versions of these products may upgrade to the versions warranted by the Company as year 2000 compliant under the terms of their license agreements with the Company or the Company's standard maintenance and support agreements, as the case may be.

Although the most recent releases of the Company's ChartMaxx and OptiMaxx products are year 2000 compliant, the Company is also working to ensure that its Customers do not experience problems where data entered into a ChartMaxx or OptiMaxx system includes two digit date fields. Currently, if a two digit date field is passed from another system to ChartMaxx or OptiMaxx, the product's four digit date field is automatically populated with the first two digits of the current ChartMaxx or OptiMaxx system date. The Company has developed a year 2000 test plan for these systems and will complete final testing of these systems prior to November 30, 1998.

In addition, both systems incorporate third party software and hardware. While the Company's year 2000 compliance warranty covers the components of third party products which are incorporated into the ChartMaxx or OptiMaxx application, the Company does not independently warrant any third party product. The Company has received certifications from many of its third party vendors that their products are year 2000 compliant and is currently reviewing the remaining third party products, and working with those vendors, to determine what steps, if any, are required to ensure compliance. At this time, the Company knows of no third party product which is not year 2000 compliant and which affects the year 2000 compliance of the ChartMaxx or OptiMaxx product.

Furthermore, the ChartMaxx and OptiMaxx products operate in conjunction with each customer's operating system (e.g., Novell or Windows NT) which has not been provided or modified by the Company. The Company plans to remind its customers to contact their operating systems vendors in order to upgrade these systems to the year 2000 compliant versions. Where possible, the Company will provide its customers with specific information regarding how they may obtain upgrades to their operating system software via the Internet or other means.

The Company's Universal Document subsidiary has completed its testing of the Step2000 software product and verified that it is year 2000 compliant. Step2000, however, may be used by a customer to develop other software applications ("developed applications"). The customer is responsible for ensuring that the developed applications are also year 2000 compliant. Universal Document has provided a year 2000 compliance warranty to its customers, but the warranty excludes developed applications from coverage.

The Company's internal software systems are either already compliant or will be upgraded to available year 2000 compliant versions.

The Company has to date, and will in the foreseeable future use, internal resources to review and test its products for year 2000 compliance. If modifications to any of the Company's products are required to ensure year 2000 compliance, the Company plans to use internal resources for those modifications. The total cost of the year 2000 compliance effort has not yet been determined, however, the Company does not anticipate it to be material based on the results of its review and testing to date. The cost of the year 2000 effort will be funded by cash on hand and cash from operations. The Company does not anticipate, based on its current understanding of the year 2000 issue and the results of its review and testing to date, that the year 2000 issue will have a material effect on the Company's results of operations or result in significant operational problems for the Company.


PART II. OTHER INFORMATION

Items 1-3.  None.

Item 4.

   a.  The Company held its annual meeting of shareholders on June
25, 1998.

   b. Richard A. Mahoney, Robert E. Kenny III, Paul J. Stein, Jay Hilnbrand, Paul A. Martin, and Philip S. Present II were reelected as members of the board of directors at the annual shareholders' meeting. Directors are elected annually and serve one year terms.

   c. The following matters were voted upon at the annual shareholders' meeting held on June 25, 1998:

       (i) The following individuals were each reelected as members of the board of directors:

                          Votes         Votes
  Nominee                  For         Against       Abstentions
  ___________________  ___________    ___________     ____________

  Richard A. Mahoney    5,613,611          -             267,700
  Robert E. Kenny III   5,613,811          -             267,500
  Paul J. Stein         5,619,811          -             261,500
  Jay Hilnbrand         5,609,466          -             271,845
  Paul Martin           5,613,411          -             267,900
  Philip S. Present II  5,619,766          -             261,545


       (ii) An amendment to the Company's 1994 Long-Term Stock Incentive Plan was proposed to increase the total number of shares of the Company's Common Stock subject to grants thereunder from 1 million shares to 2 million shares. This amendment was passed with 3,610,198 votes for, 335,912 votes against, 31,751 abstentions, and 1,903,450 broker non-votes. Further information regarding this amendment may be found in the Company's Proxy Statement dated May 22, 1998 which is herein incorporated by reference.

       (iii) The approval of the 1998 MedPlus, Inc. Employee Stock Purchase Plan ("Plan") was requested. This proposal was passed with 3,892,173 votes for, 60,190 votes against, 25,498 abstentions, and 1,903,450 broker non-votes. Further information regarding the Plan may be found in the Company's Proxy Statement dated May 22, 1998 which is herein incorporated by reference.

Item 5.  Other Information

      The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

      As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after April 16, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit                                              Sequentially
Number          Description of Exhibits              Numbered Page
________        ________________________             _____________

27.1            Financial Data Schedule for six
                months ended July 31, 1998

27.2            Restated Financial Data Schedule for
                three months ended April 30, 1998

27.3            Restated Financial Data Schedule for
                twelve months ended January 31, 1998

27.4            Restated Financial Data Schedule for
                six months ended July 31, 1997

27.5            Restated Financial Data Schedule for
                three months ended April 30, 1997

27.6            Restated Financial Data Schedule for
                one month ended January 31, 1997

27.7            Restated Financial Data Schedule for
                twelve months ended December 31, 1996

27.8            Restated Financial Data Schedule for
                six months ended June 30, 1996

27.9            Restated Financial Data Schedule for
                three months ended March 31, 1996

27.10           Restated Financial Data Schedule for
                nine months ended October 31, 1997

27.11           Restated Financial Data Schedule for
                nine months ended September 30, 1996

(b) No reports on Form 8-K were filed during the three month period ended July 31, 1998.







                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MedPlus, Inc.



Date: 9/14/98            By: /s/ Daniel A. Silber
                                 Daniel A. Silber
                                 Vice President and
                                 Chief Financial Officer





* Pursuant to the last sentence of General Instruction G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.










17