Form 10QSB
period 1998-10-31
MEDPLUS INC /OH/
filed 1998-12-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-QSB

                         (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1998

                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period______________ to _______________

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

           Yes    X                    No_______

As of December 1, 1998, there were 6,011,117 shares of the registrant's common stock without par value issued outstanding.





                                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                      MEDPLUS, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Operations
                                                                   (unaudited)
                                        Three Months       Three Months        Nine Months       Nine Months
                                           Ended              Ended               Ended            Ended
                                         October 31,        October 31,        October 31,       October 31,
                                            1998               1997                1998             1997
                                        _____________     _____________      ______________   _____________
Revenues:

    Systems sales                      $ 2,595,118            2,492,718         3,976,939        6,080,117
    Support and consulting revenues      1,354,009              630,071         3,748,968        1,505,318
                                        _____________     _____________      ______________   _____________
        Total revenues                   3,949,127            3,122,789         7,725,907        7,585,435
                                        _____________     _____________      ______________   _____________
Cost of revenues:
    Systems sales                        1,235,044            1,576,989         2,289,325        3,592,775
    Support and consulting revenues      1,476,529              538,024         3,451,452        1,361,600
                                        _____________     _____________      ______________   _____________
        Total cost of revenues           2,711,573            2,115,013         5,740,777        4,954,375
                                        _____________     _____________      ______________   _____________
        Gross profit                     1,237,554            1,007,776         1,985,130        2,631,060


Operating expenses:
    Sales and marketing                  1,277,951            1,370,169         4,394,522        3,703,763
    Research and development               591,655              163,171         1,474,524          461,027
    General and administrative             983,129              754,395         3,056,151        2,209,216
    Synergis management expenses           393,878              233,749         1,080,131          233,014
                                        _____________     _____________      ______________   _____________
        Total operating expenses         3,246,613            2,521,484        10,005,328        6,607,020
                                        _____________     _____________      ______________   _____________
        Operating loss                  (2,009,059)          (1,513,708)       (8,020,198)      (3,975,960)

Other income (expense), net                  5,854             (107,238)           25,493         (156,056)

Minority interest                          297,000                --              297,000              --
                                        _____________     _____________      ______________   _____________

        Loss from continuing operations
           before income tax            (1,706,205)          (1,620,946)       (7,697,705)      (4,132,016)
Income tax benefit                        (206,147)            (174,559)       (1,666,370)        (520,723)
                                        _____________     _____________      ______________   _____________
        Loss from continuing operations (1,500,058)          (1,446,387)       (6,031,335)      (3,611,293)
Income from discontinued operations          --                 269,036           177,299          802,489
                                        _____________     _____________      ______________   _____________
        Net loss                       $(1,500,058)          (1,177,351)       (5,854,036)      (2,808,804)
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________

Earnings (loss) per share - basic and diluted:
   Continuing operations               $     (0.25)              (0.24)             (1.00)           (0.61)
   Discontinued operations                    0.00                0.04               0.03             0.14
                                        _____________     _____________      ______________   _____________
        Net loss per share             $     (0.25)              (0.20)             (0.97)           (0.47)
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________

Weighted average number of
shares of common stock outstanding       6,085,537           5,919,985          6,138,572        5,918,279
                                        _____________     _____________      ______________   _____________
                                        _____________     _____________      ______________   _____________

See accompanying notes to consolidated financial statements.

                                   MEDPLUS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets

	               October 31,          January 31,
                                                                            1998                 1998
                                                                        ____________         ____________
                                                                        (unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                            $  1,205,438          13,794,473
   Accounts receivable, less allowance for doubtful accounts of
     $240,000 at October 31, 1998 and $115,000 at January 31, 1998         6,385,588           4,520,333
   Other receivables                                                         688,302              71,728
   Income taxes refundable                                                   600,000                --
   Inventories                                                               740,192             757,471
   Deferred tax asset                                                        149,246             328,497
   Prepaid expenses and other current assets                                 679,644             568,769
                                                                        ____________         ____________
        Total current assets                                              10,448,410          20,041,271
                                                                        ____________         ____________

Capitalized software development costs, net                                2,425,517           2,020,613
Fixed assets, net                                                          1,851,621           1,484,875
Excess of cost over fair value of net assets acquired, net                   741,156             781,391
Other assets                                                                 249,334             328,141
                                                                        ____________         ____________
                                                                        $ 15,716,038          24,656,291
                                                                        ____________         ____________
                                                                        ____________         ____________
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of obligations under capital leases             $    236,482             132,206
   Borrowings on line of credit                                            2,250,123           1,496,353
   Accounts payable                                                        2,241,544           2,892,891
   Accrued expenses                                                        1,372,307           2,675,995
   Accrued income taxes payable                                                --              1,346,869
   Deferred revenue                                                        1,016,932             635,464
   Other current liabilities                                                   --                297,000
                                                                        ____________         ____________
        Total current liabilities                                          7,117,388           9,476,778
                                                                        ____________         ____________
Obligations under capital leases, excluding current installments             192,504             167,884
Deferred tax liability                                                       149,246             534,644
                                                                        ____________         ____________
        Total liabilities                                                  7,459,138          10,179,306
                                                                        ____________         ____________
Shareholders' equity:
   Common stock, no par value, authorized 15,000,000 shares;
     issued and outstanding 6,011,117 shares at October 31, 1998
     and 6,160,712 shares at January 31, 1998                                   --                 --
   Additional paid-in capital                                            16,785,227          17,284,557
   Accumulated deficit                                                   (8,473,785)         (2,619,749)
   Unearned stock compensation                                              (54,542)           (187,823)
                                                                        ____________         ____________
       Total shareholders' equity                                         8,256,900          14,476,985
                                                                        ____________         ____________

                                                                        $15,716,038          24,656,291
                                                                        ____________         ____________
                                                                        ____________         ____________
See accompanying notes to consolidated financial statements.  </TABLE


                                           MEDPLUS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                                                            Nine Months       Nine Months
                                                                               Ended             Ended
                                                                             October 31,       October 31,
                                                                                1998              1997
                                                                            ____________      ____________
Cash flows from operating activities:
   Loss from continuing operations                                        $ (6,031,335)      (3,611,291)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Synergis acquisition and offering costs                                   139,143              --
     Amortization of capitalized software development costs                    355,732          410,499
     Depreciation and amortization                                             389,624          170,997
     Amortization of unearned stock compensation costs                         168,234          151,055
     Amortization of excess of cost over fair value of net assets acquired      60,093           79,386
     Deferred income taxes                                                    (319,502)        (520,723)
     Realized (gain) loss on sales of investment securities and fixed assets    16,612           (8,423)
     Provision for loss on doubtful accounts                                   108,962          101,274
     Changes in assets and liabilities:
       Accounts receivable                                                 (1,898,634)       (3,123,727)
       Other receivables                                                       80,928           143,467
       Inventories                                                             17,280          (225,277)
       Prepaid expenses and other assets                                     (107,653)           51,882
       Accounts payable and accrued expenses                                 (510,116)          692,627
       Income taxes                                                        (1,946,869)              --
       Deferred revenue                                                       381,468           218,656
                                                                            ____________      ____________
             Net cash used in operating activities                         (9,096,033)       (5,469,598)
                                                                            ____________      ____________

Cash flows from investing activities:
   Capitalization of software development costs                              (760,636)         (723,013)
   Purchases of fixed assets                                                 (503,095)         (290,837)
   Proceeds from sales of investment securities and fixed assets                --              332,278
   Synergis acquisition and offering costs                                 (1,684,540)       (1,207,246)
   Payments made for acquisitions of businesses                               (19,858)           (2,767)
   Other advances and investments                                            (291,291)         (998,164)
                                                                            ____________      ____________
             Net cash used in investing activities                         (3,259,420)       (2,889,749)
                                                                            ____________      ____________
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs               58,084            63,891
   Purchases of treasury stock                                               (809,940)          (53,554)
   Proceeds from borrowings on line of credit                               2,411,518         9,160,956
   Repayments on line of credit                                            (1,657,748)       (3,359,413)
   Principal payments on capital lease obligations                           (140,991)          (46,506)
                                                                            ____________      ____________
             Net cash provided by (used in) financing activities             (139,077)        5,765,374
Discontinued operations                                                       (94,505)        1,940,869
                                                                            ____________      ____________
             Net decrease in cash and cash equivalents                    (12,589,036)         (653,106)
Cash and cash equivalents, beginning of period                             13,794,473         1,013,020
                                                                            ____________      ____________
Cash and cash equivalents, end of period                                  $ 1,205,438           359,916
                                                                            ____________      ____________
                                                                            ____________      ____________
Interest paid                                                             $    88,678           113,796
                                                                            ____________      ____________
                                                                            ____________      ____________
Income taxes paid                                                         $   600,000              --
                                                                            ____________      ____________
                                                                            ____________      ____________

See accompanying notes to consolidated financial statements.  </TABL



            MEDPLUS, INC.  AND SUBSIDIARIES
     Notes to Consolidated Financial Statements
                      (unaudited)

(1)  Description of the Business

      MedPlus[r], Inc. (the "Company") provides information technology solutions designed to enable customers to manage information efficiently and cost effectively through innovative technology, consulting, and education. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management, workflow, systems integration and technology education. Historically, MedPlus' customers have been predominantly in the healthcare industry. However, as a result of acquisitions and investments over the past several years, the Company has begun to operate in other industries.

     The Company's healthcare related products presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System
("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx").
ChartMaxx is an enterprise-wide electronic patient record system that enables heath care organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. OptiMaxx is an optical disk-based archival system designed to meet the departmental needs of health care providers that require electronic storage and quick retrieval of information.
The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

     The Company's Universal Document Management Systems, Inc.
subsidiary ("Universal Document") develops and sells Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment. DiaLogos[tm] Incorporated ("DiaLogos"), a majority-owned subsidiary, specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration. The Company's Synergis
Acquisition, Inc. ("Synergis") subsidiary will be merged with certain value-added resellers in the design automation software field into a new entity in which the Company will hold a minority interest.

 (2) Summary of Significant Accounting Policies

     (a)  Financial Information

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

     (c)  Consolidation of DiaLogos Financial Statements

          The Company acquired its majority interest in DiaLogos on January 30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31.
Therefore, DiaLogos' financial position and results of operations as of and for the three month and eight month periods ended
September 30, 1998 have been included in the accompanying consolidated financial statements. The Company has recognized greater than 56.5% of the results of operations of DiaLogos for the eight month period ended September 30, 1998 as the minority interest investment in DiaLogos has been reduced to zero.
Advances by the Company to DiaLogos during the month of October have been included in other receivables.

     (d)  Fiscal Year

          In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1998; its current fiscal quarter commenced on August 1, 1998 and ended on October
31, 1998. The Company has recast the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three and nine month periods ended October 31, 1997.

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

     (f)  Supplemental Cash Flow Information

          DiaLogos has entered into capital lease obligations for equipment of $269,887 during the eight month period ended
September 30, 1998. The Company's discretionary and profit-sharing contributions to the Company's Retirement Savings and Investment
Plan for the 1997 Plan year were funded in March 1998 through the issuance of 32,232 shares of the Company's common stock. The
Company also granted a warrant to purchase 25,000 shares of the Company's common stock to a consultant to the Company in June
1998. This warrant has a fair value of $34,953 which is being amortized into expense over the related service period of one year. Subsequent to October 31, 1998, the Company entered into a Consulting Agreement with the same consultant for additional consulting services. Pursuant to that agreement, and subject to approval by the Company's Board of Directors, the Company would revoke the warrant for 25,000 shares previously granted to the consultant and would grant the consultant a warrant to purchase
100,000 shares. The new warrant, if approved by the Board of Directors, would have a fair market value of approximately $50,000 which would be amortized into expense over a service period of two years. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

(3)  Acquisition of DiaLogos

     The following unaudited pro forma data presents the results of operations as if the acquisition of DiaLogos had occurred at
the beginning of each period.   The information reflects DiaLogos'
results of operations for the nine months ended September 30, 1998 and 1997 due to the Company consolidating DiaLogos' results of operations based on DiaLogos' fiscal year end which ends December
31.  The pro forma information for the nine months ended October
31, 1998 is provided because the Company's results of operations for this period as reported include DiaLogos' results of
operations for only the eight months ended September 30, 1998.
This summary is provided for information purposes only.   It does
not necessarily reflect the actual results that would have
occurred had the acquisition been made as of those dates or of results that may occur in the future.


                           Nine Months          Nine Months
                              Ended                Ended
                           October 31,          October 31,
                              1998                  1997
                          _____________        _____________

Revenues                  $  7,835,147           7,775,473
Loss from continuing
    operations              (6,101,715)         (4,476,572)
      Net loss            $ (5,924,416)         (3,674,086)
                          _____________        _____________
                          _____________        _____________

Earnings (loss) per share - basic
    and diluted:
    Continuing operations $      (0.99)              (0.76)
    Discontinued operations       0.03                0.14
          Net loss        $      (0.97)              (0.62)
                          _____________        _____________
                          _____________        _____________

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

     The Step2000 segment had previously been accounted for as a discontinued operation.  However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the Step2000  segment have been included in continuing operations in the Company's consolidated financial statements as of and for the nine months ended October 31, 1998.
Prior years' financial statements have been presented on a
comparable basis.  The Step2000 segment had assets of $546,978 and liabilities of $418,217 as of January 31, 1998.  For the year ended January 31, 1998, Step2000 had revenues of  $1,186,825 and an operating loss of $1,620,792.  Included in the operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development
costs of $774,677 and $466,836, respectively.   The Company had
also accrued a loss of $181,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal.  The Company reversed $13,841 of the accrual to offset operating losses for the three months ended
April 30, 1998 and reversed $167,159 of the accrual in July 1998 as a result of its decision to retain Step2000.  These reversals are included in discontinued operations for the nine months ended
October 31, 1998.

(5)  Bank Agreements

     The Company's line of credit agreement with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company's assets. At
October 31, 1998, the maximum amount available under the line of credit was approximately $5,500,000 of which the Company had borrowed approximately $2,250,000.

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

(6)  Commitments and Contingency - Synergis

     The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators
(collectively the "Founding Companies") that Universal Document would acquire or with which it would combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal
Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public.
Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998.
Universal Document planned to use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into merger agreements. The Company would retain a minority interest in Universal Document after the initial public offering.
In connection with its initial public offering, Universal Document planned to change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January
1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

     During early 1998, the Company decided to reduce the business operations of Universal Document. Because the reduced business operations of Universal Document no longer complemented the businesses of the Founding Companies, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions.
 Universal Document (and, subsequently, Synergis) had expected to complete the Acquisitions and an initial public offering of its common stock on or before December 31, 1998. Due to adverse conditions in the equity capital markets, Universal Document's
(subsequently Synergis') plans to conduct an initial public offering were postponed for a second time in August 1998.

     The Company and Synergis now plan to merge Synergis and three of the Founding Companies into a new entity. The merger would occur concurrently with the new entity obtaining private financing. Under the terms of the proposed transaction, the Company would receive a minority interest in the new entity. The
Company would also receive reimbursement for up to $3,000,000 previously advanced to fund costs of the public offering and the Acquisitions. The Company would receive the reimbursement through a long-term note receivable.

     Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the Acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies or costs of the initial public offering upon the completion of the transactions. As a result of the first postponement of its initial public offering, Universal Document expensed in January 1998 all such costs capitalized during the fiscal year ended January 31, 1998.

     During the nine months ended October 31, 1998, Universal
Document expensed $139,143 of acquisition and offering costs due to the second postponement of its initial public offering.
Universal Document has incurred additional acquisition, merger and debt financing costs on behalf of Synergis in the third quarter of the current year. The Company has recorded a receivable of approximately $400,000 related to the funding of such costs as part of the reimbursement discussed in the preceding paragraph.
This receivable is included in other receivables in the Company's consolidated balance sheet as of October 31, 1998. The Company also incurred and expensed $1,080,131 of operating costs during the nine months ended October 31, 1998 associated with the senior management team hired to manage the Acquisitions, offering, private financing and integration of the Founding Companies.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Fiscal Year

In December 1997, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1998; its current fiscal quarter commenced on July 1, 1998 and ended on October 31, 1998.
The Company has recast the quarterly financial information for the fiscal year ended January 31, 1998 and has presented the comparative financial information for the three and nine month periods ended October 31, 1997.

DiaLogos Acquisition

The Company acquired its majority interest in DiaLogos on January
30, 1998, and it currently owns 56.5% of the outstanding shares of DiaLogos common stock. The Company consolidates the financial position and results of operations of DiaLogos based on DiaLogos' fiscal year which ends on December 31. Therefore, DiaLogos' financial position and results of operations as of and for the three month and eight month periods ended September 30, 1998 have been included in the accompanying consolidated financial statements. The Company has recognized greater than 56.5% of the results of operations of DiaLogos for the eight month period ended
September 30, 1998 as the minority interest investment in DiaLogos has been reduced to zero. Advances by the Company to DiaLogos during the month of October have been included in other receivables.

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

The Step2000 segment had previously been accounted for as a
discontinued operation.  However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the Step2000  segment have been included in continuing operations in the Company's consolidated financial statements as of and for the nine months ended October 31, 1998.
Prior years' financial statements have been presented on a
comparable basis.  The Step2000 segment had assets of $546,978 and liabilities of $418,217 as of January 31, 1998.  For the year ended January 31, 1998, Step2000 had revenues of  $1,186,825 and an operating loss of $1,620,792.  Included in the operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development
costs of $774,677 and $466,836, respectively.   The Company had
also accrued a loss of $181,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal.  The Company reversed $13,841 of the accrual to offset operating losses for the three months ended
April 30, 1998 and reversed $167,159 of the accrual in October
1998 as a result of its decision to retain Step2000.  These
reversals are included in discontinued operations for the nine months ended October 31, 1998.

Fluctuations in Quarterly Results of Operations

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

Three Months Ended October 31, 1998 and October 31, 1997

Revenues for the three months ended October 31, 1998 (or "third quarter of fiscal 1999") were $3,949,127 as compared to $3,122,789 for the three months ended October 31, 1997 (or "third quarter of fiscal 1998"). Systems sales increased $102,400 from the three months ended October 31, 1997. Support and consulting revenues increased $723,938 or 115% from the three months ended October 31, 1997 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross profit for the three months ended October 31, 1998 was $1,237,554, or 31% of revenues, compared to $1,007,776, or 32% of revenues, for the three months ended October 31, 1997. The gross profit percentage on systems sales increased from 37% in the third quarter of fiscal 1998 to 52% in the third quarter of fiscal 1999 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the third quarter of fiscal 1999. The gross profit percentage on support and consulting revenues decreased from 15% in the third quarter of fiscal 1998 to a negative 9% in the third quarter of fiscal 1999. The decrease in this percentage was primarily a result of an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating expenses for the third quarter of fiscal 1999 were $3,246,613 compared to $2,521,484 for the third quarter of fiscal
1998, an increase of 29%. Excluding $393,878 of Synergis management expenses, operating expenses increased $565,000 or 25% over the comparable period of fiscal 1998. Sales and marketing expenses decreased $92,218 or 7% from the comparable period of 1998 due to personnel reductions and changes in the Company's marketing strategy. Research and development expenses increased
$428,484, or 263%, in the third quarter of fiscal 1999 over the third quarter of fiscal 1998 due to an increase in personnel in the area of product development for both ChartMaxx and OptiMaxx and the inclusion of the research and development expenses of DiaLogos. General and administrative expenses increased by $228,734 or 30% over the comparable period of the prior year primarily due to the inclusion of DiaLogos' general and administrative expenses. Synergis management expenses represent personnel and other costs associated with Synergis' senior management team which has been hired to manage Synergis' initial public offering, private financing, acquisitions and operations after the acquisitions.

Other income (expense), net, consists primarily of interest income and interest expense. Other income (expense), net, increased to $5,854 in the third quarter of fiscal 1999 from expense of $107,328 in the comparable quarter of fiscal 1998. This increase is a result of higher interest income from an increase in the Company's average cash and cash equivalents balances from fiscal
1998 due to cash received from the sale of the Company's
IntelliCode division and shares of the Company's common stock to Becton, Dickinson and Company in January 1998. The interest income was partially offset by interest expense from the Company's borrowings on its line of credit during the third quarter of 1999.

The Company's income tax benefit increased from $174,559 in the third quarter of fiscal 1998 to $206,147 in the third quarter of fiscal 1999. The Company recognized a portion of the benefit of its net operating loss for income tax purposes from the third quarter of fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full tax benefit of its net operating losses for the third quarter of fiscal 1999 and 1998 was limited as the realization of the total tax benefit was not assured at the end of either period. The
Company's ability to recognize the full benefit of its net operating loss for the fourth quarter of fiscal 1999 and any similar losses in future periods will be dependent upon the generation of future taxable income.

Discontinued operations in the third quarter of fiscal 1998 represent the results of operations of the Company's IntelliCode division.

The Company's net loss for the third quarter of fiscal 1999 was $1,500,058 compared to a net loss in the third quarter of fiscal
1998 of $1,177,351. The increase in the net loss is a result of increased operating expenses partially offset by increased interest income and the increase in the income tax benefit.

Nine  Months Ended October 31, 1998 and October 31, 1997

Revenues for the nine months ended October 31, 1998 were $7,725,907 as compared to $7,585,435 for the comparable period in fiscal 1998. Systems sales decreased $2,103,178 from the nine months ended October 31, 1997 primarily as a result of a decrease in the number and relative size of ChartMaxx and OptiMaxx systems sold during the first two quarters of fiscal 1999. Support and consulting revenues increased $2,243,650 or 149% from the nine months ended October 31, 1997 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross profit for the nine months ended October 31, 1998 was $1,985,130 or 26% of revenues, compared to $2,631,060, or 35% of revenues for the comparable period of fiscal 1998. The gross profit percentage on systems sales increased from 41% for the nine months ended October 31, 1997 to 42% for the nine months ended
October 31, 1998 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the third quarter of fiscal
1999. The gross profit percentage on support and consulting revenues decreased from 10% for the nine months ended October 31, 1997 to 8% for the nine months ended October 31, 1998. The decrease in this percentage was primarily a result of an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. These items were partly offset by the addition of the gross profit on DiaLogos' consulting and education revenues and the increased support revenues noted above.
Operating expenses for the nine months ended October 31, 1998 were $10,005,328 compared to $6,607,020 for the comparable period of 1997, an increase of 51%. Excluding $1,080,131 of Synergis management expenses, operating expenses increased $2,551,191 or 40% over the comparable period of fiscal 1998. The Company had continued to increase its investment in sales and marketing efforts for the ChartMaxx product line and DiaLogos in the areas of direct sales, channel partner programs, national accounts and general marketing activities as evidenced by the 19% increase in sales and marketing expenditures over the nine months ended
October 31, 1997. However, the previous trend of quarterly increases in sales and marketing expenditures was reversed in the third quarter of fiscal 1999 as a result of personnel reductions and changes in the Company's marketing strategy. The increase in operating expenses is also a result of the inclusion of the operating expenses of DiaLogos and an increase in personnel in the area of product development for both ChartMaxx and OptiMaxx.
Synergis management expenses represent personnel and other costs associated with Synergis' senior management team which has been hired to manage Synergis' initial public offering, private financing, acquisitions and operations after the acquisitions.

Other income (expense), net, increased to $25,493 of income for the nine months ended October 31, 1998 from expense of $156,056 for the nine months ended October 31, 1997. The increase is primarily due to an increase in interest income as a result of an increase in the Company's average cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division and shares of the Company's common stock to Becton, Dickinson and Company in January 1998.
The increase in interest income was partially offset by the write-off of $139,143 of accounting and legal costs associated with the Synergis acquisition and offering efforts in the second quarter of 1999 and interest expense from the Company's borrowings on its line of credit in the third quarter of 1999.

The Company's income tax benefit increased from $520,723 in the third quarter of fiscal 1998 to $1,666,370 in the third quarter of fiscal 1999. The Company recognized a portion of the benefit of its net operating loss for income tax purposes for the nine months ended October 31, 1998 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full tax benefit of its net operating losses for the third quarter of fiscal 1999 and 1998 was limited as the realization of the total tax benefit was not assured at the end of either period. The
Company's ability to recognize the full benefit of its net operating loss for the third quarter of fiscal 1999 and any similar losses in future periods will be dependent upon the generation of future taxable income.

Discontinued operations for the nine months ended October 31, 1997 represent the results of operations of the Company's IntelliCode division. Discontinued operations for the nine months ended
October 31, 1998 represent the reversal of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998 and the reversal of certain reserves related to the sale of the IntelliCode division.

The Company's net loss for the nine months ended October 31, 1998 was $5,854,036 compared to a net loss for the nine months ended
October 31, 1997 of $2,808,804. The increase in the net loss is a result of lower gross profit margins and increased operating expenses partially offset by increased interest income and the increase in the income tax benefit.

Synergis

The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators
(collectively the "Founding Companies") that Universal Document would acquire or with which it would combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. In September and October 1997, Universal
Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. On October 10, 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer its common stock to the public.
Universal Document filed subsequent amendments to this registration statement on December 15, 1997 and January 9, 1998.
Universal Document planned to use a portion of its proceeds from the sale of shares in the offering and the issuance of additional shares to acquire the nine companies with which it had entered into merger agreements. The Company would retain a minority interest in Universal Document after the initial public offering.
In connection with its initial public offering, Universal Document planned to change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January
1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

During early 1998, the Company decided to reduce the business operations of Universal Document. Because the reduced business operations of Universal Document no longer complemented the businesses of the Founding Companies, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions.
Universal Document (and, subsequently, Synergis) had expected to complete the Acquisitions and an initial public offering of its common stock on or before December 31, 1998. Due to adverse conditions in the equity capital markets, Universal Document's
(subsequently Synergis') plans to conduct an initial public offering were postponed for a second time in August 1998.

The Company and Synergis now plan to merge Synergis and three of the Founding Companies into a new entity. The merger would occur concurrently with the new entity obtaining private financing.
Under the terms of the proposed transaction, the Company would receive a minority interest in the new entity. The Company would also receive reimbursement for up to $3,000,000 previously advanced to fund costs of the public offering and the Acquisitions. The Company would receive the reimbursement through a long-term note receivable.
Universal Document had capitalized direct, incremental costs during the year ended January 31, 1998 related to the Acquisitions and initial public offering for accountants', attorneys', and consultants' fees ("acquisition and offering costs") that were to become a cost of the acquired companies or costs of the initial public offering upon the completion of the transactions. As a result of the first postponement of its initial public offering, Universal Document expensed in January 1998 all such costs capitalized during the fiscal year ended January 31, 1998.

During the nine months ended October 31, 1998, Universal Document expensed $139,143 of acquisition and offering costs due to the second postponement of its initial public offering. Universal
Document has incurred additional acquisition, merger and debt financing costs on behalf of Synergis in the third quarter of the current year. The Company has recorded a receivable of approximately $400,000 related to the funding of such costs as part of the reimbursement discussed in the preceding paragraph.
This receivable is included in other receivables in the Company's consolidated balance sheet as of October 31, 1998. The Company also incurred and expensed $1,080,131 of operating costs during the nine months ended October 31, 1998 associated with the senior management team hired to manage the Acquisitions, offering, private financing and integration of the Founding Companies.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments.
The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements and, recently, the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, investments in and advances to companies which are deemed to have strategic value to the Company and funding costs associated with the Synergis acquisitions, initial public offering, and private financing.

The Company's revolving line of credit agreement ("MedPlus line of credit") with a bank permits the Company to borrow a maximum of $10,000,000 subject to a defined net worth formula. The term of the MedPlus line of credit extends through December 31, 1998, and the MedPlus line of credit is secured by substantially all of the Company's assets. At October 31, 1998, the maximum amount available under the line of credit was approximately $5,500,000 of which the Company had borrowed approximately $2,250,000. No amounts were outstanding under the MedPlus line of credit at January 31, 1998.

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

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. During the three months ended October 31, 1998, the Company repurchased 164,600 shares at a cost of $645,600. As of October 31, 1998 the Company's cumulative repurchases totaled
200,000 shares.

The Company has continued to incur operating losses from continuing operations. During this period, the Company has made significant cash expenditures in the areas of research and development, sales and marketing, customer support and implementation consulting in anticipation of higher revenues.
However, revenues have been lower than expected during the period of the operating losses. Management has continued to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas.
Such areas include, but may not be limited to, the Company's
Universal Document and FutureCORE subsidiaries and certain corporate marketing activities. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. Management believes that the Company's current pipeline for its ChartMaxx product, its recent contract for an imaging and workflow solution for Quest Diagnostics
Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months.

The Company believes that improvements in operating cash flow from the expense reductions and increased revenues noted above combined with its cash and cash equivalents and available line of credit will be sufficient to finance its expected growth and cash requirements. The Company also believes that it has the ability to renegotiate or extend its existing line of credit, secure other debt or equity financings, or sell assets to provide additional cash if needed. The Company is currently negotiating an extension of its existing line of credit. The Company has also entered into an agreement with an investment bank to secure additional financing through a private placement of debt securities. In addition, in the event that the aforementioned merger of Synergis occurs in fiscal 1999, the Company expects this would provide additional cash to the Company through the reimbursement of a portion of Synergis' management, acquisition, and offering costs funded by the Company. The completion of the merger would also eliminate MedPlus' funding of the ongoing Synergis management expenses. There can be no assurance, however, as to the extent or timing of the Company's success in increasing revenues, that additional sources of financing will be available on a timely basis or on terms satisfactory to the Company, or that the Synergis merger will be successfully completed in fiscal 1999.


Year 2000 Compliance

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

Although the most recent releases of the Company's ChartMaxx and OptiMaxx products are year 2000 compliant, the Company is also working to ensure that its customers do not experience problems where data entered into a ChartMaxx or OptiMaxx system includes two digit date fields. Currently, if a two digit date field is passed from another system to ChartMaxx or OptiMaxx, the product's four digit date field is automatically populated with the first two digits of the current ChartMaxx or OptiMaxx system date. The
Company has completed final year 2000 testing for these systems and verified that the most recent releases are year 2000 compliant.

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

Furthermore, the ChartMaxx and OptiMaxx products operate in conjunction with each customer's operating system which has not been provided or modified by the Company. The Company plans to advise its customers to contact their operating systems vendors in order to upgrade these systems to the year 2000 compliant versions. Where possible, the Company will provide its customers with specific information regarding how they may obtain upgrades to their operating system software via the internet or other means.

The Company's Universal Document subsidiary has completed its testing of the Step2000 software product and verified that it is year 2000 compliant. Step2000, however, may be used by a customer to develop other software applications. The customer is responsible for ensuring that these developed applications are also year 2000 compliant. Universal Document has provided a year
2000 compliance warranty to its customers, but the warranty excludes developed applications from coverage.

The Company's internal software systems are either already compliant or will be upgraded to available year 2000 compliant versions.

The Company has to date, and will in the foreseeable future use, internal resources to continue to monitor its products for year
2000 compliance. If modifications to any of the Company's products are required to ensure year 2000 compliance, the Company plans to use internal resources for those modifications. The total cost of the year 2000 compliance effort has not yet been determined, however, the Company does not anticipate it to be material based on the results of its review and testing to date.
The cost of the year 2000 effort will be funded by cash on hand and cash from operations. The Company does not anticipate, based on its current understanding of the year 2000 issue and the results of its review and testing to date, that the year 2000 issue will have a material effect on the Company's results of operations or result in significant operational problems for the Company.

Forward Looking Statements

MedPlus notes that many of the statements made herein are forward-looking statements. As such, factors may occur which could cause actual events to differ materially from those anticipated in these statements. For example, although the Company plans to merge
Synergis with certain value-added resellers in the design automation software field, there can be no assurance that such mergers will occur. Definitive merger agreements have not yet been executed with such resellers and factors such as market conditions or changes in the resellers' business strategies could delay or even prevent the mergers from occurring. In addition, there can be no assurance at this time that the Company will receive reimbursement for the $3,000,000 previously advanced to fund costs of the public offering and the Acquisitions.

Although management believes that the Company's current pipeline for its ChartMaxx product, its recent contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months, any number of factors, including those beyond the control of MedPlus such as each potential customer's financial condition and/or the time frame in which it may receive contract approval, could prevent the execution of such agreements during this period. Furthermore, whether improvements in operating cash flow from the expense reductions and increased revenues combined with cash and cash equivalents and available line of credit will be sufficient to finance expected growth and cash requirements is also uncertain. The Company may not be able to renegotiate or extend its existing line of credit, secure other debt or equity financings, or sell assets to provide additional cash if needed.


PART II. OTHER INFORMATION

Items 1-4.  None.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit                                             Sequentially
Number                Description of Exhibits      Numbered Page

   27.1             Financial Data Schedule for nine
                    months ended October 31, 1998


(b) The following report on Form 8-K was filed during the three month period ended October 31, 1998:

Current Report on Form 8-K filed September 3, 1998 disclosing the registrant's issuance of a press release announcing (a) its plans to further refine and promote its strategy of integrating the capabilities of each of its individual business units to provide process automation for its customers, (b) the proposed private combination of 11 value-added design automation companies, and (c) operating results for the second quarter ended July 31, 1998.


    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MedPlus, Inc.



Date: 12/11/98                 By: /s/ Daniel A. Silber
                                   Daniel A. Silber
                                   Vice President and Chief
                                   Financial Officer



*   Pursuant to the last sentence of General Instruction G to Form
10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.










