Form 10KSB
period 1999-01-31
MEDPLUS INC /OH/
filed 1999-05-03
CIK 922723

U. S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-KSB

                            (Mark One)

   [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

             For the fiscal year ended January 31, 1999

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from  ______________ to

               Commission file number:     Z-24196

                          MEDPLUS, INC.
         (Name of small business issuer in its charter)

           OHIO                                48-1094982
{State or other jurisdiction of             (I.R.S. Employer
incorporation or organization             Identification No.)

8805 Governor's Hill Drive, Ste. 100, Cincinnati OH    45249
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number                    513-583-0500

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

The Company's revenues from continuing operations for its fiscal year ended January 31, 1999 were $11,429,984.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 26, 1999 was $6,073,645, based on the average bid and ask price of such stock on that date as reported on the Nasdaq National Market.

As of April 26, 1999, 6,055,269 shares of the Company's no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1999, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes   ________             No    _____X_____

INTEGRATED REPORTS TO SECURITY HOLDERS

Pursuant to General Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Company's Annual Report to Security Holders for its fiscal year ended January 31, 1999 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

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


PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

MedPlus[r], Inc. (the "Company") was incorporated in 1991.  The
Company's principal executive offices are located at 8805
Governor's Hill Drive, Suite 100, Cincinnati, Ohio, 45249 and its
Web site address is http://www.medplus.com. The Company's telephone number is (513) 583-0500.

The Company operates primarily in three operating segments:
Healthcare Solutions, Workflow and Document Management (through its wholly-owned subsidiary Universal Document Management Systems, Inc.) and Distributed Computing Products and Services (through its majority owned subsidiary DiaLogos Incorporated).

Healthcare Solutions: The Company provides state-of-the-art information management technology products and consulting services to customers predominantly in the healthcare industry. The Company's products and services presently consist of enterprise-wide electronic patient record systems, optical document archival and retrieval systems and process improvement and automation services, primarily in the area of patient care and laboratory services. The Company's products and consulting services are designed to allow healthcare providers to achieve quality and productivity enhancements quickly and easily. Moreover, this technology enables the providers to reach cost containment goals which are increasingly imposed upon them by legal and regulatory requirements as well as economic and consumer pressures.

Workflow and Document Management: The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document") develops and sells Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis. Universal Document serves customers primarily in the manufacturing, engineering, pharmaceutical and healthcare industries.

Distributed Computing Products and Services: On January 30, 1998, the Company acquired a majority interest in DiaLogos[tm] Incorporated ("DiaLogos"). DiaLogos specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration and is currently focusing on creating the technology to provide Internet based training. DiaLogos' customers are primarily in the technology related industries.

In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton, Dickinson and Company for approximately $17.3 million plus royalty payments over five years.

As of January 31, 1998, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the Company's current fiscal year commenced on February 1, 1998 and ended on January 31, 1999 ("fiscal 1999").

Industry Background

Over 80% of the Company's fiscal 1999 revenues were related to the healthcare industry. The Company's remaining revenues were derived from manufacturing, engineering, pharmaceutical and technology markets. Fortune 500 companies represented the predominance of customers in these other markets and the Company did not rely on any one customer or market for these revenues.

The healthcare industry continues to be subject to the pressures of various economic, regulatory and operational factors creating the need for better information systems and processes. As a result, this industry has increased its spending on information systems and services such as those offered by the Company. The Company intends to capitalize on this trend. During fiscal 1999, however, many institutions within the industry were focused on ensuring that their existing systems are Year 2000 compliant. Although the Company cannot be certain when these institutions will resolve all of their Year 2000 compliance issues, the Company anticipates that as fiscal 2000 progresses, more of these institutions will have resolved these issues and will begin investing in technology and systems to address their information and efficiency needs.

Economic. The dramatic increase in healthcare costs in the United States has caused significant change in the healthcare industry. Managed care organizations such as health maintenance organizations, preferred providers and independent physician associations, as well as other payers, have developed alternative payment models to control costs, including procedure-based cost limitations, contractually approved providers and capitation (a fixed monthly fee for members as payment for all required services). The result has been a continuing shift of financial risk from the payers to both the physician/provider and the institutional provider (hospitals, clinics, long-term care, acute providers and rehabilitative care centers). In response, healthcare organizations are aligning themselves with one another in order to form integrated delivery systems in an effort to lower costs and compete more effectively in the changing healthcare environment.

The economic viability of many providers will be dependent upon their ability to continue to provide quality healthcare services while dramatically cutting costs and increasing productivity. The delivery of healthcare services is both labor and information intensive because the functions of tracking, organizing, retrieving, evaluating and generally managing the high volume of healthcare data that providers generate are essential to any provider. Compared to other industries, however, the healthcare industry has been slow to automate its information management needs.

Hospitals, because of the lack of efficiency incentives, historically have underinvested in information technology, spending only 2-3% of their operating budgets on information technology compared to the 6-8% allocated by other industries. According to the research firm of Sheldon Dorenfest and Associates, an enterprise-wide computer-based patient record system is one of the top five information technology purchases planned by integrated delivery systems in the near term. Another study conducted by Input, a Mountain View, California research firm, found that U.S. hospitals plan to spend more than $14 billion on information technology software and services for critical applications over the next three years.

Regulatory. Various regulatory bodies have begun to focus on the information management function. For example, the Joint Commission for Accreditation of Healthcare Organizations ("JCAHO"), which is responsible for accrediting all hospitals, has determined that records management can have an important clinical impact. As a result, JCAHO has begun to impose specific information management requirements for accreditation. Most of the new requirements mandate performance levels difficult to achieve without computerization. The Company's products and services are specifically designed to help providers comply with these requirements.

Operational. Hospitals and other healthcare organizations comprise numerous departments, such as the accounting, laboratory, radiology, pharmacy, medical records, business office and clinical areas. The information management requirements of these departments are very distinct. To the extent that computerized systems have been purchased, most hospitals have historically acquired a collection of separate, stand-alone information systems for their various departments. Moreover, even within a particular systems category, such as the laboratory, there are no system standards. Numerous vendors sell proprietary systems which often are not directly compatible with either competitive systems or the systems of other departments. The Company's products and services enhance the capabilities of the existing systems by adding functionality and facilitating integration not otherwise present in these systems.


Products and Services

Healthcare Solutions
The products and services in the Company's Healthcare Solutions segment consist of an automated data storage and retrieval system, OptiMaxx[r] Archival System, a computerized enterprise-wide electronic patient record system, ChartMaxx[tm] Enterprise-Wide Patient Record System, and a consulting services division, FutureCORE[r], Inc. The Company designed its products with open architecture and modular functionality which are compatible with most existing systems to which they will interface, without requiring any support or cooperation from the systems vendors. By designing products to be entirely independent of, but compatible with, other system vendors, potential customer acceptance of the Company's products is not limited in any way by their existing information system configurations. As a result, the Company's ability to market its products generally is not subject to the cooperation of third party systems vendors.

OptiMaxx Archival System
As described above, the Company offers an optical disk storage and retrieval system under the name "OptiMaxx" specially customized for hospitals, medical practices and other healthcare providers. It consists of hardware (optical drives, disk "jukeboxes" and personal computers) and software, purchased from outside vendors, which are combined with the Company's proprietary software in a manner that provides specific benefits to healthcare industry users. At its most basic level, OptiMaxx permits a user to store automatically on an optical disk any data that it previously would have printed out of its system and then stored as paper or on microfilm/microfiche. OptiMaxx can also scan and manage existing paper documents. OptiMaxx has been installed and is operational at over 100 customer sites to date.

Specifically, OptiMaxx provides in a single system:
- information collected from a variety of information systems without the need for a complex interface or programming expertise;
-  scanned documents or images;
-  instant access to information for ad hoc query and analysis;
- simple, common user interface for searching and retrieving information regardless of origin; and
-  ability to fax, print or e-mail search results.

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

During fiscal 1999, the Company entered into an agreement to license a customized version of OptiMaxx to be used throughout Quest Diagnostics Incorporated's laboratory facilities nationwide. This agreement is unique because it combines the functionality of the OptiMaxx system with the workflow documentation system created by Universal Document. Under the agreement, Quest Diagnostics is committed to the implementation of five sites, with the potential of an additional thirteen sites. The Company is currently in the process of implementing the first five sites and the thirteen sites are contingent upon Quest Diagnostics' approval of the first five sites and acceptance of the use of OptiMaxx in its global model. Quest Diagnostics is currently evaluating the effect of a recent acquisition on its global model; the Company does not anticipate acceptance of the use of OptiMaxx in Quest Diagnostics' global model until some time during the first half of fiscal 2000.

ChartMaxx Enterprise-Wide Patient Record System
The ChartMaxx system is an enterprise-wide electronic medical records system that combines multiple technical and functional approaches to computer-based patient records development. The Company has installed, or is currently installing, the ChartMaxx system at over 20 customer sites nationwide. ChartMaxx is an integrated software and hardware platform which:

- creates complete, digital medical records that meet administrative and legal requirements;
- manages multimedia digital data (structured and unstructured) in both report-oriented and discreet data element formats;
-  manages scanned documents (imaging);
- manages workflow and the work processes associated with health information management;
- builds a data repository based on an SQL (an industry standard) database and mass storage;
- forms a system that has both enterprise-wide and remote connections;
- provides application software to further automate the medical records and patient accounts departments;
- may be used by providers of care and other healthcare staff members; and
- facilitates communication of clinical information within the healthcare organization and to external sources.

To complement the immediate benefits provided by ChartMaxx - automating an organization's medical records department and creating an electronic patient record - the Company has been consistently developing a data repository that can encompass the entire integrated delivery system. In 1997, the Company introduced ChartMaxx Web Navigator[tm], a web-based application which provides authorized clinicians with chart viewing and query capabilities from remote locations via the hospital Intranet. In February 1998, the Company issued Web Completion, a new Web-based application ChartMaxx. The new application enables authorized clinicians to sign patient charts with an encrypted digital signature from the convenience of their offices via the hospital Intranet. With both ChartMaxx Web applications, clinicians, for the first time, can perform both of their routine chart functions after the patient is discharged - chart completion and access to historical charts from any location using a Netscape Navigator or Internet Explorer Web browser.

In addition, in September 1998, a significant ChartMaxx release (version 2.4) was issued which included numerous enhancements designed to improve physician access to vital patient information. In addition to the Web-based chart completion discussed above, physician-oriented ChartMaxx 2.4 features include the ability to distribute patient documentation to physician systems, capture and display of structured lab results and role-based security that provides chart viewing and signing privileges to physicians.

FutureCORE
The acquisition of FutureCORE in July 1996 significantly enhanced the Company's product lines by providing the Company's customers with access to consultants who can analyze customers' information systems and provide process improvement methodologies in laboratories, physician offices, hospitals, major healthcare instrumentation firms and integrated delivery networks. Thus, the Company has the unique advantage of being able to assist healthcare providers re-engineer their existing processes while implementing the Company's product line so as to maximize a customer's return on its investment (ROI) in technology. Specifically, FutureCORE's "Check-Up" service includes an on-site operational analysis to assist clients in implementing process improvements and an ROI analysis that documents available cost savings by implementing FutureCORE's recommended process improvements and ChartMaxx and OptiMaxx products and services.

Workflow and Document Management
Universal Document, acquired by the Company in 1995, offers workflow and document management and products (including its "Step2000[r]" product) and consulting services related to those products. Step2000 is the only development solution that provides totally integrated workflow, document management and application development power. It enables developers easily and quickly to create and deploy workflow-enabled application solutions throughout the enterprise. Universal Document boasts a solid base of Fortune 500 clients including Mercedes-Benz, Marathon Oil, Boeing North American, Inc. (formerly Rockwell International Space Systems Division), PPG Industries, Abbott Laboratories Diagnostics Division and many others.

Distributed Computing Products and Services
In January 1998, the Company purchased a majority ownership in DiaLogos, a Cincinnati-based provider of distributed object computing training and technology. The Company currently has a 56.5% ownership interest in DiaLogos. DiaLogos focuses on educational services, consulting and products using CORBA and JAVA technologies.

DiaLogos' primary focus is distributed technology education. As such, it has been creating partnerships and education programs with top Fortune 500 companies who are demanding that CORBA and Java be deployed in critical projects in industries spanning such fields as healthcare, electronic commerce and manufacturing. DiaLogos provides the Senior Developers and System Architects of these organizations with the education necessary to craft CORBA and Java based solutions. DiaLogos works with the directors of education of companies such as Oracle to define and deliver the required high-tech training necessary for their software developers in the year 2000 and beyond. DiaLogos is currently developing a solution called "Global Distributed Registration" which provides enterprise-wide Web access to healthcare organizations' disparate legacy systems.

In addition, DiaLogos is developing an innovative Internet-based educational model, "CyberDean[tm]." DiaLogos will develop courseware using the CyberDean model that will allow a company to provide an Internet-based training program for its employees through customized courses geared toward the specifics of the information systems of the particular company or for a particular technological focus. The initial CyberDean course is targeted for beta release on May 31, 1999. The first course is expected to be released during the second quarter of fiscal 2000. DiaLogos plans to forge relationships with emerging Internet companies to enhance its marketing and distribution strategy.

Strategy

The Company's strategies vary by segment, based upon each segment's goals and initiatives:

Healthcare Solutions: The Company's business strategy since its inception has been to focus on specific healthcare information problems that the Company believes have not been adequately addressed by other vendors. It is the Company's goal to develop appropriate information management systems that address market needs, are affordable and can be easily integrated with the major systems currently in place at most healthcare organizations in the United States. The Company's products and services are designed to give customers the ability to leverage their existing investments in computerized information systems rather than forcing them to replace entire systems at a much greater cost.

The Company concentrates on specific segments of information technology for the healthcare industry including imaging, data storage and retrieval, enterprise-wide electronic patient records, integration of enterprise-wide business systems with existing applications using distributed object computing and process engineering and consulting services. The Company believes this niche has enabled it to provide high technology solutions at an affordable per-user cost. It is the Company's intention to adapt its current products to changing needs, to develop and/or acquire new products and services, and to address selected information management needs throughout the typical healthcare organization.

Another goal of this segment is to grow through the use of partnership/distributor relationships to increase market penetration both in the U.S. and in international markets to which the Company has had limited exposure in the past.

Workflow and Document Management: This segment, through Universal Document, licenses a workflow development product that facilitates the flow of information for its customers in various markets. The goal of Universal Document is to continue to maintain a superior, versatile product and to obtain the market penetration necessary for continual growth. The Company has integrated, and will continue to integrate, Step2000 into the Company's Healthcare Solutions products to create a comprehensive product package for its customers.

Distributed Computing Products and Services: This segment, through DiaLogos, develops and delivers distributed systems intelligence to a diversity of national and international clients in a broad range of industries through education, mentoring and collaborative teamwork. The strategy of DiaLogos is to enhance its market penetration by continuing its superior education services and promoting the use of computer based training through the use of its innovative Internet-based educational model, CyberDean. In addition, the Company plans to build upon DiaLogos' already strong foundation and reputation in distributed object technologies by developing more extensive applications and creating other educational requirements. DiaLogos can provide exceptional solutions to benefit a broad range of industries and has already started to sell in international markets.

Sales and Marketing

The Company utilizes selected strategic resellers and reference selling arrangements and employs a direct sales force to market its products. Recently, the Company has become less reliant on a direct sales organization as a result of its strategic alliances with value added distribution partners. These alliances provide the Company with access to a broad customer base. Its sales philosophy is to provide consultative selling services to end users, conducted by both direct and indirect sales sources knowledgeable about the healthcare industry and information management technologies.

Because of its products' ability to interface with major information system vendors, the Company is able to market its products directly to end users and is not required to enter into costly technical support, joint selling or other collaborative selling arrangements with vendors of health information systems merely to obtain access to the market. However, the Company has found it to be advantageous to enter into reseller and reference seller agreements for strategic reasons, including increased acceptance by customers due to the association with familiar vendors and exposure to the existing customer bases of the resellers and reference sellers. Recently, the Company announced some new strategic alliances, including its agreement with Datacom, Inc. (a leading provider of document conversions and information management services in Canada), Medical Systems Management, Inc. (system integrators for MEDITECH environments), and StorCOMM, Inc. (a leading provider of enterprise-wide clinical image management systems). The Company previously entered into similar agreements, which are still in effect, with Quorum Health Resources, Inc. (one of the nation's largest managers of not-for-profit hospitals), MAGNET, Inc. (a regional purchasing organization) and Sunquest Information Systems, Inc. (a provider of laboratory information systems).

Competition

The market for information technology in the healthcare industry is intensely competitive. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, product pricing, the reputation and stability of the information systems provider, the features and capabilities of the information systems, management of the system implementation cycle, ongoing support for such systems, the potential for enhancements thereto and technical and financial resources. Certain of the Company's competitors have significantly greater resources than the Company. In addition, the Company's products compete with other technologies as well as similar products developed by other major information management companies who may enter the markets in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant pricing pressures that could have a material adverse effect on the Company's business.

There can be no assurance that the Company will be able to continue to compete successfully with its existing or any future competitors. However, the Company believes that it possesses certain competitive advantages, by virtue of its concentration on the healthcare market enabling it to tailor products to the needs of that particular market. The compatibility of the Company's products with most of the information systems with which they must interact also constitutes an advantage over its present competitors, most of whom must secure the support and cooperation of third party vendors in order for their products to operate.
The compatibility of the Company's products with other systems will likely be to the Company's advantage in the future if, as the Company believes, future enterprise-wide systems become quite expensive. In such a situation, the Company's products will be attractive to customers that already have made substantial investments in numerous departmental systems and may have limited budgets for future purchases.

Product Manufacturing and Sources

The Company does not possess internal hardware manufacturing capacity and instead relies upon third party manufacturers to fulfill its hardware requirements. This reliance on outside suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Hardware incorporated into the Company's products, such as optical disk drives and computers, are non-proprietary items which are potentially available from multiple sources, although the Company currently has limited its purchases to certain vendors based on delivery, service and cost factors. To the extent the Company relies on single sources of components, it is vulnerable to potential disruptions in supply should such a manufacturer become insolvent or otherwise experience production problems. The Company believes, however, that any such disruption would be temporary since there are numerous alternative sources of supply available.

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

Customers

The Company's contracts for certain systems and related services it sells may approach or exceed $1,000,000 per individual customer. As a result, the Company may have certain customers in any one year which represent a significant portion of the Company's total revenues for that year. For the years ended January 31, 1999 and 1998, and December 31, 1996, a single customer accounted for 31%, 12% and 15% of the Company's total revenues, respectively.


Product Development

When possible, the Company has developed new products internally. However, the Company believes it can sometimes respond more quickly to market requirements by acquiring complementary products or technology. The Company believes that continued investment in research and development for both internally developed and acquired products is critical to its long-term growth and success. The Company's product development strategy is to continue to focus on specific healthcare related information management requirements and to expand its existing product lines in its other segments by adapting them to related applications.

The Company's total product development expenditures were $3,123,018, $1,597,461 and $1,717,923 for the years ended January
31, 1999 and 1998, and December 31, 1996, respectively.

Government Regulation

The United States Food and Drug Administration (the "FDA") has issued a series of draft guidance documents addressing the regulation of certain computer products as medical devices under the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). To the extent that a particular computer software product is considered a "medical device" under the FDC Act, the manufacturer of such a product is required (depending on the product) to: (i) register and list such product with the FDA; (ii) notify the FDA of and demonstrate substantial equivalence to other products on the market before marketing such a product; or (iii) obtain FDA approval by filing a pre-market application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. None of the Company's products currently is regulated by the FDA. The FDA indicated its intention to consider more extensive regulation of additional types of computer software, which could include existing or future products offered by the Company, and has solicited industry input as to the regulation of computer products as medical devices. The FDA has reached no decision to date on this issue. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions relating to clinical investigations, approvals and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

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

Federal trademark protection has been obtained for the names "MedPlus," "OptiMaxx," "FutureCORE," "ObjectScholar" and "Step2000." The Company has entered into an agreement to use the name "ChartMaxx" with the owner of the trademark, and has applied for federal trademark protection for the names "DiaLogos" and "CyberDean."

Employees

As of January 31, 1999 and 1998, the Company had 111 and 101 full-time employees, respectively. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel who are in great demand.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 34,000 square feet of high quality office space in various locations located in Cincinnati, Ohio. The varying lease terms expire during 2003 and 2004.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, the Company is not a party to any material legal proceeding and, to the Company's knowledge, there are no material legal proceedings pending against the Company, as described in SEC Reg. Sec. 228.103. However, as mentioned in the Notes to Consolidated Financial Statements, the Company has been arbitrating a dispute since September 1998 through the American Arbitration Association in Cincinnati, Ohio with Valcor Associates, Inc., an independent contractor previously retained by the Company to sell certain of its products (the "independent contractor"). The independent contractor has demanded $1,076,000 in past and future commissions it believes it is owed as a result of a representative sales agreement by and between the contractor and MedPlus. MedPlus believes the contractor's position is without merit and intends to vigorously contest the arbitration. In addition, MedPlus has filed a counterclaim against the contractor to recover lost sales which resulted from the contractor's failure to provide its best efforts under the representative sales agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market System ("NMS") under the symbol "MEDP." There were approximately 2,700 record holders of the Company's common stock as of April 26, 1999. The following table sets forth, for the periods indicated, as reported by Nasdaq, the range of high and low sales price (not closing bids) of the Company's common stock on the NMS. All prices are rounded to the nearest one-eighth, and bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year/Quarter                        High        Low
___________________                      _______      _______

Fiscal Year Ended January 31, 1999
__________________________________
First Quarter                           $  8.875     $ 6.250
Second Quarter                             8.000       5.500
Third Quarter                              7.250       1.625
Fourth Quarter                             3.375       1.375


Fiscal Year Ended January 31, 1998
__________________________________
First Quarter                           $  7.750     $ 4.625
Second Quarter                             7.500       5.125
Third Quarter                             10.500       6.625
Fourth Quarter                            11.000       6.750


The Company has not paid any cash dividends on its common stock since its inception. No dividends on its common stock are expected to be declared in the foreseeable future.

Subsequent to year-end, the Company has agreed, subject to shareholder approval, to the issuance of 2,371,815 shares of convertible Preferred Shares. If approved, the Preferred Shares will start paying dividends in the third quarter of fiscal year 2000 at a rate of 4% per share for the first four years, increasing to 10% thereafter and accruing on a cumulative basis. The issuance of Preferred Shares has been further described in
Note 17 of the Company's Annual Report to Shareholders included as
Exhibit 13 to this document.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

General

MedPlus[r], Inc. (the "Company") provides information technology solutions designed to enable customers to manage information efficiently and cost effectively through innovative technology, consulting, and education. It has been the Company's practice to continue to develop new products, enhance existing applications, make selected strategic acquisitions, and introduce consulting services, which has led to consistent revenue growth since the commencement of operations. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management, workflow, systems integration and technology education.

The Company's healthcare related products presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables healthcare organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. OptiMaxx is an optical disk-based archival system designed to meet the departmental needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document") develops and sells Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

In January 1998, the Company acquired a majority interest in DiaLogos[tm] Incorporated ("DiaLogos"). DiaLogos specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services.

The Company's IntelliCode division, which was sold in January 1998, developed and sold the IntelliCode Intelligent Bar Code System ("IntelliCode"), an intelligent bar coding system for hospitals and other healthcare organizations. The IntelliCode division has been accounted for as discontinued operations in the accompanying consolidated financial statements.

Revenue Recognition Cycle

The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts and installation, implementation, training and education and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit percentage on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting services revenues are derived from implementation, training and education, custom software development and process improvement services. Revenues from support contracts and consulting services are expected to increase as the number of installed systems increases. The gross profit percentage on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer support, implementation and consulting personnel.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's ChartMaxx systems' sales is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of concurrent users using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

Effective for the fiscal 1999 year, revenue related to system sales is recognized in compliance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2, and 98-4, Software Revenue Recognition. For OptiMaxx systems, revenue is generally recognized upon shipment. Revenue recognition for ChartMaxx systems generally commences when a contract is signed and, the system is configured and shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, the Company recognizes revenue for the entire contract under the percentage of completion method of accounting. Revenues from installation, implementation, training and education and consulting services are recognized in the period in which the services are performed. Revenue from support contracts is recognized ratably over the term of the contract. Deferred revenues primarily represent support contracts that have been billed in advance of the support to be provided.

Fluctuations in Results of Operations

The Company has historically experienced significant quarterly and annual fluctuations in revenues and operating results which may continue in the future. The Company's revenues have fluctuated due to the length of the sales cycle, the number and timing of systems sales, and the timing of installation, implementation and consulting services. As a significant percentage of the Company's operating expenses are fixed, quarterly operating results will vary with the fluctuation in revenues. As a result, period to period comparisons of the Company's past operating results may not be necessarily indicative of future operating results of the Company.

Fiscal Year

The Company changed its fiscal year end from December 31 to January 31 effective for the 1998 fiscal year. Accordingly, the Company's 1999 and 1998 fiscal years commenced on February 1 and ended on January 31 of the respective years. Information for the year ended January 31, 1998 is also compared with information for the year ended December 31, 1996. No analysis is provided for the one month ended January 31, 1997. The amounts reflected for the one month period ended January 31, 1997 would not necessarily be indicative of results that would have been obtained for a full fiscal year.

DiaLogos Acquisition

Prior to January 30, 1998, the company maintained a minority interest in DiaLogos, which was accounted for under the equity method. On January 30, 1998, based upon a previously defined letter of agreement, the Company converted aggregate advances of $1,191,960 to DiaLogos into common shares of DiaLogos stock. Upon conversion of these advances, MedPlus became a majority owner of DiaLogos with 56.5% ownership. The acquisition of the shares by the Company has been accounted for under the purchase method. Accordingly, the financial position of DiaLogos has been included in the Company's Consolidated Balance Sheet as of January 31, 1998, and the results of operations of DiaLogos have been included in the Company's Consolidated Statement of Operations effective February 1, 1998.

Discontinued Operations

In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for an initial payment of $17,408,847 plus royalty payments over five years. The final closing of the transaction in April 1998 reduced the initial payment by $74,259. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease. The Company recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and are recorded as income when earned. No royalty payments were earned for the year ended January 31, 1999.

In January 1998, the Company had decided to sell the net assets of the Step2000 segment of Universal Document. However, during fiscal 1999, the Company decided to retain the segment and reduce operations to primarily research and development and customer support while a new generation of products was developed. The Step2000 segment had previously been accounted for as a discontinued operation. However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the segment have been included in continuing operations in the Company's consolidated financial statements as of and for the twelve months ended January 31, 1999. Prior years' financial statements have been presented on a comparable basis.

Synergis Commitments

The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively the "Founding Companies") that Universal Document would acquire or with which it would combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. In late 1997, Universal Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. Also, in October 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was subsequently amended in December 1997 and January 1998, to offer its common stock to the public. The Company would retain a minority interest in Universal Document after the initial public offering. In connection with its initial public offering, Universal Document planned to change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

During early 1998, the Company evaluated the business operations of Universal Document and determined that it no longer complemented the businesses of the Founding Companies. As a result, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions. The Company expected the newly created Synergis subsidiary to complete the Acquisitions and an initial public offering of its common stock. Due to adverse conditions in the equity capital markets, Synergis' plans to conduct an initial public offering were postponed for a second time in August 1998. Currently, all plans for an initial public offering have been cancelled.

Because the proposed public offering related to the Synergis transaction has been cancelled, the Company has significantly reduced the on-going expenses related to this subsidiary. The Company is currently evaluating the feasibility of a merger of Synergis and certain of the Founding Companies into a new entity. Such a merger would be financed on a private basis. However, definitive plans related to any such merger have not been finalized. Various agreements related to the merger, including employment agreements for the new entity's management, are contingent upon the successful completion of the merger. Based upon the final outcome of the transaction, these agreements may be terminated or significantly amended.


Results of Operations

Years Ended January 31, 1999 and 1998

Revenues: Revenues for the year ended January 31, 1999 were $11,429,984, an increase of $1,228,832, or 12% over the
$10,201,152 reported for the comparable period in 1998. Systems sales decreased $1,756,777, or 22%, from the year ended January 31, 1999 primarily as a result of a decrease in the number and relative size of ChartMaxx and OptiMaxx systems sold during the year. Support and consulting revenues increased $2,985,609, or 130%, from the year ended January 31, 1998 due to the addition of consulting and education revenues from DiaLogos and increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continued to increase.

Gross Profit: Gross profit for the year ended January 31, 1999 was $3,100,009, or 27% of revenues, compared to $2,974,961, or 29%
of revenues, for the year ended January 31, 1998. The gross profit percentage on systems sales increased from 35% for the year ended January 31, 1998 to 45% for the year ended January 31, 1999 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales. The gross profit percentage for support and consulting revenues decreased from 10% for the year ended January 31, 1998 to 7% for the year ended January 31, 1999. The decrease in this percentage was primarily a result of an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. These items were partly offset by the addition of the gross profit on DiaLogos' consulting and education revenues and the increased support revenues noted above. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Operating expenses for the year ended January 31, 1999 were $11,652,949 compared to $10,552,270 for the comparable period of 1998, an increase of 11%. Included in operating expenses for the year ended January 31, 1998 were non-recurring charges of $710,318 and $774,677 related to the write off of acquired in-process technology related to the DiaLogos acquisition and the impairment losses related to the excess of cost over fair value of net assets acquired for Universal Document. Excluding these non-recurring charges, operating expenses increased by 29% between periods. This increase relates primarily to the inclusion of operating expenses for DiaLogos and a focus in product development and other research and development activities related activities for both ChartMaxx and OptiMaxx. As product development related activities are the cornerstone to maintaining a competitive position in the market, the Company has increased its investing in these types of activities during fiscal 1999. In addition, the Company had continued to increase its investment in sales and marketing efforts for the ChartMaxx product line and DiaLogos in the areas of direct sales, channel partner programs, national accounts and general marketing activities. General and administrative expenses had an increase of 7% between years, largely due to DiaLogos.

Other Income(Expense): Expenses related to the employment of Synergis management, acquisition, and offering costs discussed above under "Synergis Commitments" were $2,070,731 and $3,707,945 for the years ended January 31, 1999 and 1998, respectively.
Other expenses decreased to $14,751 for the year ended January 31, 1999 from expense of $231,922 for the year ended January 31, 1998. The decrease in expense is primarily due to an increase in interest income as a result of an increase in the Company's average cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division to Becton, Dickinson and Company in January 1998. For the year ended January 31, 1999, the Company also recognized $297,000 of income related to the recognition of minority shareholders' interest in losses incurred through the results of operations of DiaLogos. During 1999, the Company has recognized greater than its majority interest in the operating losses of DiaLogos as the minority shareholders' interest investment in DiaLogos was reduced to zero.

Income Tax Benefit: The Company's income tax benefit was $1,616,370 in the year ended January 31, 1999, compared to $3,475,777 for fiscal 1998. The Company recognized a portion of the benefit of its net operating loss for income tax purposes for fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. However, the Company did not recognize for accounting purposes the full tax benefit of its net operating losses for fiscal 1999 or 1998 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

Discontinued Operations: Discontinued operations for the fiscal 1999 represents the reversal of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998. Discontinued operations for the year ended January 31, 1998 represents the gain on the sale and the results of operations of the Company's IntelliCode division, as well as the accrued losses related to the Step2000 segment.

Net Income(Loss): While revenues increased 12% over the year ended January 31, 1998, the decrease in gross margins and significant increase in operating expenses, particularly research and development, resulted in a loss of $8,725,052, or $1.43 per share, from continuing operations for the year ended January 31, 1999 compared to a loss of $8,011,399, or $1.35 per share, for the year ended January 31, 1998. Net income(loss) decreased from net income for the year ended January 31, 1998 of $3,105,089, or $.52 per share, to a net loss of $8,547,753, or $1.40 per share, for the year ended January 31, 1999 primarily due to income from discontinued operations of $11,116,488 recognized in 1998 offset by the items discussed above.

Years Ended January 31, 1998 and December 31, 1996

Revenues. Revenues for the year ended January 31, 1998 were $10,201,152, an increase of $5,633,508, or 123% over the
$4,567,644 reported for the comparable period in 1996. System sales increased $4,785,859 or 153% from the year ended December 31, 1996 primarily due to increased sales of ChartMaxx systems. Support and consulting revenues increased $847,649 or 59% from the year ended December 31, 1996 due to higher support revenues resulting from an increase in the installed base of all systems and higher consulting revenues from a full year of revenues from consulting services provided by FutureCORE.

Gross Profit. Gross profit for the year ended January 31, 1998 was $2,974,961 compared to $2,057,652 for the year ended December 31, 1996, an increase of $917,309 or 45%. The overall gross profit margin as a percent to sales decreased from 45% in the year ended December 31, 1996 to 29% in the year ended January 31, 1998. The gross profit margin on systems sales decreased from 46% in the year ended December 31, 1996 to 35% in the year ended January 31, 1998 due to an aggressive pricing strategy and an increase in capitalized software amortization, including a write-off of Universal Document capitalized software. Gross profit margins on support and consulting revenues decreased from 42% in the year ended December 31, 1996 to 10% in the year ended January 31, 1998 due to an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel.

Operating Expenses. Operating expenses increased from $6,173,975 in the year ended December 31, 1996 to $10,522,270 in the year ended January 31, 1998, an increase of 70%. Included in operating expenses in the year ended January 31, 1998 are non-recurring charges of $710,318 and $774,677, respectively, related to the write off of acquired in-process technology related to the DiaLogos acquisition and impairment losses related to the excess of cost over fair value of net asset acquired for Universal Document. The Company also continued to add a significant number of employees in the areas of product development and sales and marketing during the year ended January 31, 1998. Substantial expenditures were made to increase market awareness of the Company's products and to expand the direct and indirect channels of distribution.

Other Income (Expense). Other income (expense) decreased from $124,663 of income for the year ended December 31, 1996 to $3,939,867 of expense for the year ended January 31, 1998. The change resulted primarily from expenses of $3,707,945 associated with management expenses, acquisition and offering costs related to Synergis, as discussed above. Also, the Company's interest expense increased from $23,493 of income for the year ended December 31, 1996 to $346,315 of expense for the year ended January 31, 1998 due to increased borrowing requirements to fund the Synergis acquisition and initial public offering efforts and the Company's operations. Consequently, the Company's interest income decreased from $308,992 for the year ended December 31, 1996 to $94,703 for the year ended January 31, 1998.

Discontinued Operations. Income from discontinued operations, net of income tax expense, increased from $923,129 for the year ended December 31, 1996 to $11,116,488 for the year ended January 31, 1998. The primary reason for the increase was a pre-tax gain of $14,724,720 related to the sale of the assets of the IntelliCode division to Becton Dickinson as discussed above. The Company realized an after-tax gain of $10,268,710 on this transaction.

Net Income (Loss). While net revenues increased 123% over the year ended December 31, 1996, the significant increase in operating expenses, the Synergis management expenses, acquisition and offering costs, and the non-recurring charges for the acquired in-process technology of DiaLogos and Universal Document non-recurring charges resulted in a loss of $8,011,399 from continuing operations for the year ended January 31, 1998 compared to a loss of $3,395,321 for the year ended December 31, 1996. Net income
(loss) increased from a net loss for the year ended December 31, 1996 of $2,472,192 to net income of $3,105,089 for the year ended January 31, 1998 primarily due to income from discontinued operations of $11,116,488 offset by the items discussed in the preceding sentence.


Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements and the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, investments in and advances to companies which are deemed to have strategic value to the Company and funding costs associated with the Synergis acquisitions, initial public offering, and private financing.

In December 1998, the term on a $10,000,000 revolving line of credit agreement with a bank expired. A new month-to-month agreement with the same bank was executed with a limit of $3,250,000. At January 31, 1999, the amount outstanding under the line of credit was $2,757,017. No amounts were outstanding under the line of credit at January 31, 1998. Interest is payable at the bank's prime rate plus 1/2 %, which was 8.25% as of January 31, 1999. The line of credit is secured by all assets of the Company. Subsequent to year-end, the bank amended the agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula and the completion of certain debt and equity financing executed subsequent to year end. As a result, the Company classified $2,250,000 of the outstanding balance at January 31, 1999 as non-current in the consolidated balance sheet. The current portion is payable to the bank in specified amounts throughout fiscal 2000. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2 %. The new agreement contains a closing fee of $60,000 and a commitment fee of 1% on the line of credit limit.

Subsequent to year-end, the Company entered into an Agreement (the "Agreement") with three investment firms (the "Investors") to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $4,100,000 in Series A Convertible Preferred Shares (the "Preferred Shares") and $2,000,000 in subordinated debentures (the "Notes"). The proceeds of the financing will be utilized to fund working capital requirements and continue the market penetration of certain of the Company's core products. Certain terms of the agreement, including the authorization of the Preferred Shares, are subject to shareholder approval at the Company's special and annual shareholders' meeting scheduled for June 18, 1999.

On April 30, 1999, the Company issued the Notes, due 2004, with a coupon rate of 10% in the first year and 12% thereafter. The principal portion of the Notes is payable as follows: $666,666 in April 2002, $666,667 in April 2003 and $666,667 in April 2004;
however, the Company may redeem the Notes at any time during their term without penalty. The Notes provide that if the Preferred Shares are authorized, and certain additional terms related to the Agreement are approved, by the Company's shareholders prior to July 30, 1999, then the Company will issue to the holders of the Notes five-year warrants to purchase 281,137 Preferred Shares at an exercise price not to exceed $1.90. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. However, the Notes also provide that if the Preferred Shares are not authorized, and certain additional terms related to the Agreement are not approved, by the Company's shareholders prior to July 30, 1999, then (a) the entire amount of principal and interest which remains unpaid shall become due and payable as of November 28, 1999 and
(b) the Company shall immediately issue to the holders of the Notes, for no additional consideration shares of the Company's Common Stock as described in the Agreement and 281,137 warrants to purchase shares of Common Stock.

In addition, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors 2,371,815 Preferred Shares at a purchase price of $1.729 per share. The Preferred Shares will pay dividends quarterly at a rate of 4% per share for the first four years, increasing to 10% thereafter, and accruing on a cumulative basis. The Preferred Shares include (a) voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into Common Shares upon certain events. The designation, rights, preferences and other terms and conditions relating to the Preferred Shares is described in detail in the Agreement. Also, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors ten-year warrants for the purchase (subject to adjustment as provided therein) of 759,562 Preferred Shares.
These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.28.

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. For the year ended January 31, 1999 the Company's repurchases totaled 189,500 shares at a cost of $809,943. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash flows used in operating activities was $9,495,660 and $2,726,648 for the years ended January 31, 1999 and 1998, respectively. The Company has continued to incur operating losses from continuing operations. During fiscal 1999, the Company has made significant cash expenditures in the areas of research and development, sales and marketing, customer support and implementation consulting in anticipation of higher revenues. However, revenues have been lower than expected during the period of the operating losses. Management has continued to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. Management believes that the Company's current pipeline for its ChartMaxx product, its contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months.

The Company believes that improvements in operating cash flow from the expense reductions and increased revenues noted above combined with its cash and cash equivalents and available line of credit will be sufficient to finance its expected growth and cash requirements. The Company also believes that its debt and equity financings which occurred subsequent to year end will provide adequate funding necessary to continue its current level of operations. There can be no assurance, however, as to the extent or timing of the Company's success in increasing revenues, that additional sources of financing, if needed, will be available on a timely basis or on terms satisfactory to the Company.

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

Furthermore, the ChartMaxx and OptiMaxx products operate in conjunction with third party hardware and operating systems provided by the Company, but excluded from the Company's year 2000 compliance warranty. The Company has advised, and continues to advise, its customers to contact the manufacturers of the hardware and operating systems in order to upgrade these systems to the year 2000 compliant versions, if necessary. Where possible, the Company will provide its customers with specific information regarding how they may obtain upgrades to their operating system software via the Internet or other means.

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

The Company has to date, and will in the foreseeable future use, internal resources to continue to monitor its products for year 2000 compliance. If modifications to any of the Company's products are required to ensure year 2000 compliance, the Company plans to use internal resources for those modifications. The Company does not anticipate the total cost of its year 2000 compliance measures to be material based on the results of its review and testing to date. The cost of the year 2000 effort will be funded by cash on hand and cash from operations. The Company does not anticipate, based on its current understanding of the year 2000 issue and the results of its review and testing to date, that the year 2000 issue will have a material effect on the Company's results of operations or result in significant operational problems for the Company.

Forward Looking Statements

The Company notes that many of the statements made herein are forward-looking statements. As such, factors may occur which could cause actual events to differ materially from those anticipated in these statements.

Although management believes that the Company's current pipeline for its ChartMaxx product, its recent contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months, any number of factors, including those beyond the control of MedPlus such as each potential customer's financial condition and/or the time frame in which it may receive contract approval, could prevent the execution of such agreements during this period. Furthermore, whether (i) improvements in operating cash flow from the expense reductions and increased revenues combined with cash and cash equivalents,
(ii) the Company's available line of credit and (iii) cash received from the debt and equity financing occurring subsequent to year-end will be sufficient to finance expected growth and cash requirements is also uncertain. Finally, although the Company believes the Preferred Stock described Under "Liquidity and Capital Resources" above will be approved by the Company's shareholders and subsequently issued, there can be no assurance that such approval and issuance will take place as anticipated.
If the Preferred Stock is not issued on or before July 31, 1999, then the Notes will become immediately payable and Company will be required to grant to the investment firm and its affiliates a percentage of its then-outstanding common stock as a penalty.


ITEM 7.  FINANCIAL STATEMENTS

Information called for by this item is set forth in the Company's
Consolidated Financial Statements contained in this report.
Specific financial statements and supplemental data can be found at the pages listed in the following index:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Page Number
Description                                        In This Report

Independent Auditors' Report of KPMG LLP                 23

Consolidated Balance Sheets as of January 31, 1999
    and 1998                                             24

Consolidated Statements of Operations for the years
ended January 31, 1999 and 1998, one month ended
January 31, 1997 and year ended December 31, 1996        25

Consolidated Statements of Shareholders' Equity and
Comprehensive Income for the years ended
January 31, 1999 and 1998, one month ended
January 31, 1997 and year ended December 31, 1996        26

Consolidated Statements of Cash Flows for the years
ended January 31, 1999 and 1998, one month ended
January 31, 1997 and year ended December 31, 1996        27

Notes to Consolidated Financial Statements             28 to 54











Independent Auditors' Report





The Board of Directors
MedPlus, Inc.:

We have audited the accompanying consolidated balance sheets of MedPlus, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended January 31, 1999 and 1998, the one month period ended January 31, 1997 and the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedPlus, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended January 31, 1999 and 1998, the one month period ended January 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Cincinnati, Ohio
April 30, 1999







                                       MEDPLUS, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                          January 31, 1999 and 1998
                                                                           January 31,           January 31,
                                                                              1999                  1998
                                                                         _____________           ___________
                              ASSETS
Current assets:
  Cash and cash equivalents                                              $ 1,148,099              13,794,473
  Accounts receivable, less allowance for doubtful accounts of
           $155,000  in 1999 and $115,000 in 1998                          5,595,273               4,520,333
  Other receivables                                                           70,769                  71,728
  Income tax receivable                                                      550,000                    -
     Inventories                                                             442,312                 757,471
     Prepaid expenses                                                        656,588                 568,769
     Deferred tax asset                                                          -                   328,497
                                                                         _____________           ___________
                         Total current assets                              8,463,041              20,041,271

Capitalized software development costs, net                                2,559,823               2,020,613
Fixed assets, net                                                          1,648,093               1,484,875
Excess of cost over fair value of net assets acquired, net                   714,448                 781,391
Other assets                                                                 291,402                 328,141
                                                                         _____________           ___________
                                                                         $13,676,807              24,656,291
                                                                         _____________           ___________
                                                                         _____________           ___________
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of obligations under capital leases            $   222,558                 132,206
     Borrowings on line of credit                                            507,017               1,496,353
     Accounts payable                                                      1,712,392               2,892,891
     Accrued expenses                                                      2,099,124               2,675,996
     Accrued income taxes payable                                                -                 1,346,869
     Deferred revenue                                                      1,158,128                 635,463
     Other current liabilities                                                   -                   297,000
                                                                         _____________           ___________
                         Total current liabilities                         5,699,219               9,476,778
Long-term borrowings on line of credit                                     2,250,000                    -
Obligations under capital leases, excluding current installments             148,746                 167,884
Deferred tax liability                                                          -                    534,644
                                                                         _____________           ___________
                         Total liabilities                                 8,097,965              10,179,306
                                                                         _____________           ___________

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value, authorized 15,000,000
          shares; issued 6,225,371 shares in 1999 and
            6,171,212 shares in 1998                                            -                        -
     Additional paid-in capital                                           17,639,105              17,338,111
     Treasury stock, at cost, 200,000 shares in 1999 and
            10,500 shares in 1998                                           (863,497)                (53,554)
     Accumulated deficit                                                 (11,167,502)             (2,619,749)
     Unearned stock compensation                                             (29,264)               (187,823)
                                                                         _____________           ___________

                         Total shareholders' equity                        5,578,842              14,476,985
                                                                         _____________           ___________

                                                                         $13,676,807              24,656,291
                                                                         _____________           ___________
                                                                         _____________           ___________

See accompanying notes to consolidated financial statements.




                                        MEDPLUS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                           Years Ended January 31, 1999 and 1998, One Month Ended
                              January 31, 1997 and Year Ended December 31, 1996

                                       Year Ended       Year Ended       Month Ended        Year Ended
                                       January 31,      January 31,      January 31,        December 31,
                                         1999             1998              1997                1996
                                      ____________     ____________      ____________       ____________
Revenues:
     Systems sales                    $ 6,155,381        7,912,158           138,785          3,126,299
     Support and consulting revenues    5,274,603        2,288,994           109,659          1,441,345
                                      ____________     ____________      ____________       ____________
            Total revenues             11,429,984       10,201,152           248,444          4,567,644
                                      ____________     ____________      ____________       ____________
Cost of revenues:
     Systems sales                      3,411,387        5,171,635            96,817          1,676,525
     Support and consulting revenues    4,918,588        2,054,556           124,207            833,467
                                      ____________     ____________      ____________       ____________
            Total cost of revenues      8,329,975        7,226,191           221,024          2,509,992
                                      ____________     ____________      ____________       ____________
            Gross profit                3,100,009        2,974,961            27,420          2,057,652

Operating expenses:
     Sales and marketing                5,542,008        5,309,109           338,023          2,902,388
     Research and development           2,062,848          713,124            72,023            485,898
     General and administrative         4,048,093        3,789,719           217,307          2,785,689
     Acquired in-process technology         -              710,318               -                 -
                                      ____________     ____________      ____________       ____________
            Total operating expenses   11,652,949       10,522,270           627,353          6,173,975
                                      ____________     ____________      ____________       ____________
            Operating loss             (8,552,940)      (7,547,309)         (599,933)        (4,116,323)

Other income (expense):
     Synergis management expenses,
     Acquisition and offering costs    (2,070,731)      (3,707,945)              -                 -
     Other income (expense), net          (14,751)        (231,922)            4,721            124,663
     Minority interest                    297,000            -                   -                 -
                                      ____________     ____________      ____________       ____________

        Total other
        income (expense), net          (1,788,482)      (3,939,867)            4,721            124,663
                                      ____________     ____________      ____________       ____________

        Loss before income
        tax benefit                   (10,341,422)     (11,487,176)         (595,212)        (3,991,660)

Income tax benefit                     (1,616,370)      (3,475,777)              -             (596,339)
                                      ____________     ____________      ____________       ____________
  Loss from continuing operations      (8,725,052)      (8,011,399)         (595,212)        (3,395,321)

Income (loss) from
   discontinued operations                177,299       11,116,488           (26,549)           923,129
                                      ____________     ____________      ____________       ____________
         Net income (loss)            $(8,547,753)       3,105,089          (621,761)        (2,472,192)
                                      ____________     ____________      ____________       ____________
                                      ____________     ____________      ____________       ____________

Earnings (loss) per share - basic and diluted:

       Continuing operations          $     (1.43)           (1.35)            (0.10)             (0.58)
       Discontinued operations                .03             1.87             (0.01)              0.16
                                      ____________     ____________      ____________       ____________
          Net income (loss)           $     (1.40)            0.52             (0.11)             (0.42)
                                      ____________     ____________      ____________       ____________
                                      ____________     ____________      ____________       ____________
Weighted average number of shares of
     common stock                       6,109,439        5,922,781         5,911,971          5,868,954
                                      ____________     ____________      ____________       ____________
                                      ____________     ____________      ____________       ____________

See accompanying notes to consolidated financial statements




                                                    MEDPLUS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                     Years Ended January 31, 1999 and 1998, One Month Ended
                                        January 31, 1997 and Year Ended December 31, 1996

                                                                                                       Accumulated
                                       Common     Additional                             Unearned         other          Total
                                       stock -     paid-in     Treasury   Accumulated      stock       comprehensive  shareholders'
                                       shares      capital      stock       deficit     compensation    income(loss)     equity
                                      __________  __________  __________  ___________  ______________ _______________ _____________
Balances at
  December 31, 1995                    5,808,524 $14,036,784  $   -      $(2,377,388)  $   (39,105)   $        3,258  $11,623,549
Comprehensive income (loss):
   Unrealized
   gains on
   investment securi-
   ties, net of tax                        -          -           -            -               -              (1,434)      (1,434)
   Net loss                                -          -           -       (2,472,192)          -                 -     (2,472,192)
                                                                                                                       ____________
Total comprehensive
   income (loss)                                                                                                       (2,473,626)
Issuance of common
   stock                                  64,749     403,886      -            -               -                 -        403,886
Options exercised                         36,933      220,19      -            -               -                 -        220,193
Unearned compensation
   under employee
   stock award plan,
   net of amortization                     9,000      74,249      -            -              9,742              -         83,991
                                      __________  __________  __________  ___________  ______________ _______________  ____________
Balances at December
   31, 1996                            5,919,206  14,735,112      -       (4,849,580)       (29,363)           1,824    9,857,993
Issuance of common
   stock, net of
   issuance costs                          2,500      15,000      -             -               -                -         15,000
Net loss                                   -          -           -         (621,761)           -                -       (621,761)
Unearned compensation under employee stock
     award plan, net of amortization      -           -           -             -             1,712              -          1,712
Fair value of options issued
    to nonemployees                       -          188,074      -             -          (176,503)             -         11,571
                                      __________  __________  __________  ___________  ______________ _______________  ___________
Balances at January 31, 1997           5,921,706  14,938,186      -       (5,471,341)      (204,154)           1,824    9,264,515
Comprehensive income:
   Unrealized gains on investment
   securities, net of tax                 -           -           -             -              -              (1,824)      (1,824)
   Net income                             -           -           -        3,105,089           -                 -      3,105,089
                                                                                                                        __________
Total comprehensive income                                                                                              3,103,265
Issuance of common stock,
   net of issuance costs                225,056    2,010,549      -             -              -                 -      2,010,549
Purchase of treasury shares             (10,500)      -         (53,554)        -              -                 -        (53,554)
Options exercised                        16,666      109,719      -             -              -                 -        109,719
Tax benefit associated with exercise
    of options                            -           93,500      -             -              -                 -         93,500
Minority shareholders' interest
    in accumulated
    deficit of DiaLogos                   -           -           -         (253,497)          -                 -       (253,497)
Unearned compensation under employee
    stock award plan, net of
    amortization                         7,784        63,610      -              -           (4,449)             -         59,161
Fair value of options issued to
     nonemployees                         -          122,547      -              -           20,780              -        143,327
                                      __________  __________  __________  ___________  ______________ _______________  ___________
Balances at January 31, 1998          6,160,712   17,338,111    (53,554)  (2,619,749)      (187,823)             -     14,476,985
Net issuances of common stock            32,232      217,574      -              -             -                 -        217,574
Purchase of treasury shares            (189,500)      -        (809,943)         -             -                 -       (809,943)
Options exercised                         7,673       58,085      -              -             -                 -         58,085
Net loss                                  -           -           -       (8,547,753)          -                 -     (8,547,753)
Stock compensation under employee stock
   award plan, net of amortization       14,254       25,335      -              -            2,832              -         28,167
Net amortization of options
    issued to nonemployees                 -          -           -            -            155,727            -          155,727
                                      __________  __________  __________  ___________  ______________ _______________  ____________
Balances at January 31, 1999          6,025,371  $17,639,105  $(863,497) $(11,167,502)  $   (29,264)  $        -       $5,578,842
                                      __________  __________  __________  ___________  ______________ _______________  ____________
                                      __________  __________  __________  ___________  ______________ _______________  ____________




See accompanying notes to consolidated financial statements.



                                          MEDPLUS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                           Years Ended January 31, 1999 and 1998, One Month Ended
                             January 31, 1997 and Year Ended December 31, 1996

                                       Year Ended       Year Ended       Month Ended        Year Ended
                                       January 31,      January 31,      January 31,        December 31,
                                         1999             1998              1997                1996
                                       __________       __________        __________        ___________
Cash flows from operating activities:
   Loss from continuing operations    $(8,725,052)     (8,011,399)         (595,212)        (3,395,321)
   Adjustments to reconcile loss
     from continuing operations
     to net cash used in operating
     activities:
   Synergis acquisition and offering
     costs                                573,724       2,979,555               -                 -
   Impairment losses related to UDMS         -          1,241,513               -                 -
   Acquired in-process technology            -            710,318               -                 -
   Amortization of capitalized
      software development costs          520,960         531,024            32,200            248,228
   Amortization of unearned stock
      compensation costs                  158,559         222,487            23,283             85,689
   Depreciation and amortization of
      fixed assets                        566,812         226,200            26,894            143,789
   Amortization of excess of cost
       over fair value of net
       assets acquired                     86,801         130,705               548            161,575
   Provision for loss on doubtful
       accounts                           123,749         112,348               -               88,512
   Deferred income taxes                 (206,147)       (359,224)              -              (57,880)
  (Gain) loss on sale of investment
       securities and fixed assets        103,414          (3,691)              -              (18,507)
Changes in assets and liabilities,
      net of business acquisitions:
   Accounts receivable                 (1,104,911)     (3,017,908)           84,288           (496,884)
   Other receivables                          959         (35,581)           (1,411)           121,991
   Inventories                            315,159        (471,902)          (55,946)           (62,961)
   Prepaid expenses and other assets      (84,857)          1,165           (69,984)          (144,111)
   Accounts payable and accrued
      expenses                           (450,625)      2,835,279          (462,776)           153,963
   Income taxes                        (1,896,869)          -                   -                  -
   Deferred revenue                       522,664         182,463             3,006            150,982
                                       __________       __________        __________        ___________
   Net cash used in operating
      activities                       (9,495,660)     (2,726,648)       (1,015,110)        (3,020,935)
                                       __________       __________        __________        ___________

Cash flows from investing activities:
   Capitalization of software
      development costs                (1,060,170)       (884,337)          (90,817)        (1,232,025)
   Purchases of fixed assets             (507,008)       (351,229)          (54,632)          (643,779)
   Proceeds from sales of investment
      securities and fixed assets            -            318,248               -              518,507
   Cash acquired in (payments made for)
      business acquisitions               (19,858)         16,375               -              (67,328)
   Synergis acquisition and offering
      costs                            (1,725,452)     (1,478,838)              -                  -
   Other advances and investments          -             (927,695)         (157,406)          (454,788)
                                       __________       __________        __________        ___________
   Net cash used in investing
      activities                       (3,312,488)     (3,307,476)         (302,855)        (1,879,413)
                                       __________       __________        __________        ___________

Cash flows from financing activities:
   Proceeds from issuance of common
      stock, net of issuance costs         83,420       2,105,269               -              461,653
   Purchase of treasury stock            (809,943)        (53,554)              -                  -
   Proceeds from borrowings on
      line of credit                    7,143,759      11,721,152               -            1,587,815
   Repayments on line of credit        (5,883,094)    (10,224,799)              -           (1,587,815)
   Payment of debt issue costs            (60,000)          -                   -                  -
   Principal payments on capital
      lease obligations and
      notes payable                      (217,863)        (39,345)           (2,598)           (37,275)
                                       __________       __________        __________        ___________
   Net cash provided by
      (used in) financing activities      256,279       3,508,723            (2,598)           424,378
                                       __________       __________        __________        ___________

   Discontinued operations                (94,505)     15,306,854          (367,024)          (317,517)
                                       __________       __________        __________        ___________
   Net increase (decrease) in cash
      and cash equivalents            (12,646,374)     12,781,453        (1,687,587)        (4,793,487)
   Cash and cash equivalents,
       beginning of period             13,794,473       1,013,020         2,700,607          7,494,094
                                       __________       __________        __________        ___________
   Cash and cash equivalents,
       end of period                  $ 1,148,099      13,794,473         1,013,020          2,700,607
                                       __________       __________        __________        ___________
                                       __________       __________        __________        ___________
Interest paid                         $   113,920         282,963             1,029             23,493
                                       __________       __________        __________        ___________
                                       __________       __________        __________        ___________
Income taxes paid (refunds received)  $   600,000           -                   -              (66,192)
                                       __________       __________        __________        ___________
                                       __________       __________        __________        ___________

See accompanying notes to consolidated financial statements.




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

     The Company's healthcare related products, included in its Healthcare Solutions segment, presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables health care organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. OptiMaxx is an optical disk-based archival system designed to meet the departmental needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

     The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document"), included in its Workflow and Document Management Segment, develops and sells Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

     DiaLogos[tm] Incorporated ("DiaLogos"), included in the Company's Distributed Computing Products and Services Segment, is a majority-owned subsidiary and specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. DiaLogos is in the initial phases of developing several products designed to simplify the effort of legacy system integration.

     Substantially all of the Company's operations are located in Cincinnati, Ohio.


(2)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Universal Document and FutureCORE. The accounts of DiaLogos, its 56.5% majority-owned subsidiary, have been included in the consolidated financial statements as of the date of the Company's acquisition of a majority interest, January 30, 1998. During 1999, a liability that related to a minority shareholder's interest in DiaLogos was reduced to zero. As a result, the Company has recognized greater than 56.5% of the losses from operations of DiaLogos in the consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company's IntelliCode division was sold on January 28, 1998 and, as a result, has been accounted for as a discontinued operation (see Note 4 to the consolidated financial statements). The accompanying notes present amounts related only to continuing operations, unless otherwise indicated.

     (b) Fiscal Year

         As of January 31, 1998, the Company changed its fiscal year end from December 31 to January 31. Accordingly, the years ending January 31, 1999 and 1998 commenced on February 1 and ended on January 31 of the respective year. Due to the change in fiscal year, the consolidated statements of operations, cash flows and shareholders' equity and comprehensive income also present the period from January 1, 1997 to January 31, 1997. The amounts reflected for the one month period ended January 31, 1997 are not indicative of results that would have been obtained for a full fiscal quarter or fiscal year.

     (c) Revenue Recognition

         The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts, installation, implementation, training and education, and consulting services.

         Revenue related to system sales is recognized in compliance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2 and 98-4, Software Revenue Recognition. For OptiMaxx systems, revenue is generally recognized upon shipment. Revenue recognition for ChartMaxx systems generally commences when a contract is signed, the system is configured and shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, the Company recognizes revenue for the entire contract under the percentage of completion method of accounting.

         Revenues from installation, implementation, training and education, and consulting services are recognized in the period in which the services are performed. Revenue from support contracts is recognized ratably over the term of the contract. Deferred revenues primarily represent support contracts that have been billed in advance of the support to be provided.

     (d) Cash and Cash Equivalents

         At January 31, 1999, cash equivalents of $1,010,351 consisted of investments in money market funds with initial terms of less than three months. At January 31, 1998, cash equivalents of $13,691,025 consisted of overnight repurchase agreements and investments in money market funds with initial terms of less than three months. Due to the short-term nature of these investments, the carrying value of cash and cash equivalents approximates fair value.

         Interest income from cash equivalents and investment securities, included in other income (expense) in the consolidated statements of operations, was $260,481, $94,703, and $308,992 for the years ended January 31, 1999, January 31, 1998, and December 31, 1996, respectively.

     (e) Concentrations of Credit Risk

         Financial instruments potentially exposing the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash equivalents and trade accounts receivable. The Company's cash equivalents consist of highly liquid money market funds. The Company's trade accounts receivables are largely concentrated in the health care industry. However, the Company's credit risk is limited due to the geographic dispersion and diversity of customers making up the Company's receivable portfolio.

     (f) Inventories

         Inventories generally relate to computer equipment purchased for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

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

         Annual amortization expense, included in cost of revenues in the consolidated statements of operations, is the greater of the amount computed, using the ratio of the current year's revenues to the total of current and anticipated future revenues, or the straight-line method over the remaining economic life which
does not exceed five years.   Amortization amounted to $520,960,
$531,024, and $248,228, for the years ended January 31, 1999, January 31, 1998, and December 31, 1996, respectively.
Accumulated amortization for capitalized software development costs was $1,356,737, and $835,777 at January 31, 1999 and 1998,
respectively.

     (h) Fixed Assets

         Fixed assets are stated at cost for purchased assets, fair value for assets obtained through acquisitions, and the present value of minimum lease payments for equipment held under capital leases. Depreciation, including amortization of capital leases, is computed using the straight-line method over the estimated useful lives of the assets, which range from three to
ten years.   Leasehold improvements and equipment held under
capital leases are amortized using the straight -line method over the shorter of the lease term or estimated useful life of the asset.

     (i) Excess of Cost Over Fair Value of Net Assets Acquired

         The excess of the cost over fair value of net assets acquired from business acquisitions is being amortized on the straight-line method over the expected periods to be benefited,
which is principally ten years.   Accumulated amortization of the
excess of the cost over the fair value of net assets acquired was $86,801 and $35,095 at January 31, 1999 and 1998, respectively.

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

     (k) Stock Option Plan

         The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees,
and related interpretations.   As a result, the Company recognizes
no compensation cost in its consolidated statements of operations because the exercise price of its stock options is equal to the market price of the underlying stock on the date of grant. In addition, the Company provides pro forma disclosure of the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is an alternative method of accounting for stock options.

     (l) Earnings (Loss) Per Share

         The Company calculates earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share, which requires the calculation of "basic" and "diluted" earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive. At January 31, 1999, dilutive securities consisted of options to purchase 1,294,727 shares of common stock.

     (m) Comprehensive Income (Loss)

         Consistent with SFAS No. 130, Reporting Comprehensive Income, the Company includes comprehensive income (loss) in its consolidated statement of shareholders' equity and comprehensive income. Comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders. Amounts included in this statement represent net income (loss) and unrealized gains (losses) on investment securities.

     (n) Supplemental Cash Flow Information

         Stock Transactions: During the year ended January 31, 1999, the Company issued 32,232 shares of common stock, valued at $217,574 at the date of issuance as a contribution into the Company's 401(k) benefit plan. In the year ended January 31, 1998, the Company converted $1,191,960 of advances to DiaLogos into common shares of DiaLogos in connection with its acquisition of a majority interest in the subsidiary. In the year ended December 31, 1996, the Company issued 14,429 shares of common stock, valued at $160,728 at the date of issuance in connection with the acquisition of Universal Document.

         Stock Option Transactions: During the years ended January 31, 1999, January 31, 1998, and December 31, 1996, the Company granted employees 14,254, 7,784, and 8,900 shares of common stock,
respectively, under a stock award plan.   The market value of the
stock at the dates of grant was approximately $23,000, $64,000, and $74,000, respectively, and is being amortized over periods of one to three years in accordance with the terms of the awards. In January and February 1997, the Company issued 5,000 shares of restricted common stock valued at $30,000 to a vendor in exchange for services rendered. In January 1997 and December 1997, the Company also granted options to purchase 85,000 and 50,000 shares, respectively, of the Company's common stock as compensation to consultants to the Company. These options have a fair value of approximately $188,000 and $155,000, respectively, which is being amortized into expense over the related service periods of one to two years. In addition, the Company realized a tax benefit of $93,500 during the year ended January 31, 1998 associated with the exercise of stock options. The tax benefit reduced the income tax liability and was credited to paid-in capital.

         Capital Leases: The Company entered into capital leases for equipment totaling approximately $327,792 during the year ended January 31, 1999.

         As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

     (o) Use of Estimates

         Preparing financial statements in conformity with generally accepted accounting principles requires the Company's management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of
contingent assets and liabilities.   Actual results could differ
from those estimates.

     (p) Reclassifications

         Certain reclassifications have been made to the consolidated financial statements previously reported to conform to the current period presentation.

(3)  Acquisitions

     (a) DiaLogos

         Prior to January 30, 1998, the Company maintained a minority interest in DiaLogos, which was accounted for under the equity method. On January 30, 1998, based upon a previously defined letter of agreement, the Company converted aggregate advances of $1,191,960 to DiaLogos into common shares of DiaLogos stock. Upon conversion of these advances, the Company became a
majority owner of DiaLogos with 56.5% ownership.   The acquisition
of the shares by the Company has been accounted for under the purchase method. Accordingly, the financial position of DiaLogos has been included in the Company's Consolidated Balance Sheet as of January 31, 1998, and the results of operations of DiaLogos have been included in the Company's Consolidated Statement of Operations effective February 1, 1998. Under the purchase method of accounting, at January 31, 1998, the Company recorded a $253,497 reduction to shareholders' equity equal to the amount the minority shareholders interest in the historical accumulated deficit exceed their contributed capital.

         The Company's purchase price for its majority interest in DiaLogos was $1,693,959 which included the conversion of $1,191,960 of advances and the assumption of $501,999 of DiaLogos liabilities. The purchase price was allocated to the identifiable tangible and intangible assets acquired based on their estimated
fair values.   The Company allocated $774,677 of the purchase
price to the excess of cost over the fair value of net assets acquired. An additional $710,318 of the purchase price was allocated to acquired in-process technology and was expensed at the date of acquisition. To determine the fair market value of the acquired in-process technology, the Company utilized the income approach which focuses on the income-producing capability of the assets acquired and best represents the present value of the future economic benefits expected to be derived from these assets. Technological feasibility for the acquired in-process technology had not been reached based on design and development activities in place, requiring further refinement and testing. The acquired technology represents unique and emerging technology, the application of which is limited to the Company's legacy system integration software strategy. Accordingly, the acquired technology had no alternative future use.

         The following unaudited pro forma data presents the results of operations as if the acquisition of DiaLogos had
occurred at the beginning of each period.   This summary is
provided for information purposes only and does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

                         Year Ended              Year Ended
                         January 31,            December 31,
                            1998                   1996
                         ___________            ____________
Revenues               $ 10,776,730                4,569,802
                         ___________            ____________
                         ___________            ____________
Loss from continuing
   operations          $ (9,260,082)             (3,896,996)
                         ___________            ____________
                         ___________            ____________
Net income (loss)      $  1,856,406              (2,973,867)
                         ___________            ____________
                         ___________            ____________

Earnings (loss)
   per share - basic
   and diluted:
   Continuing
     operations        $      (1.56)                 (0.66)
                         ___________            ____________
                         ___________            ____________
   Discontinued
     operations        $       1.87                   0.16
                         ___________            ____________
                         ___________            ____________
   Net income (loss)   $       0.31                  (0.51)
                         ___________            ____________
                         ___________            ____________


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

(4)  Discontinued Operations

     In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for an initial payment of $17,408,847 plus royalty payments over five years. The final closing of the transaction in April 1998 reduced the initial payment by $74,259. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease. The Company recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and are recorded as income when earned. No royalty payments were earned for the year ended January 31, 1999.

     In January 1998, the Company also decided to sell the net assets of the Step2000 segment of Universal Document and began negotiating with prospective buyers. The Company had expected to complete the sale by December 1998. However, the Company's efforts to sell the net assets of Step2000 ended in August 1998 after negotiations with the prospective buyers were terminated by the Company. After reviewing the operations of the Step2000 segment and how it might complement a current business initiative of the Company, the Company decided to retain the segment and reduce operations to primarily research and development and customer support while a new generation of products is being developed.

     The Step2000 segment had previously been accounted for as a discontinued operation. However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the segment have been included in continuing operations in the Company's consolidated financial statements as of and for the twelve months ended January 31, 1999. Prior years' financial statements have been presented on a comparable basis. The Step2000 segment had assets of $546,978 and liabilities of $418,217 as of January 31, 1998. For the year ended January 31, 1998, Step2000 had revenues of $1,169,509 and an operating loss of $1,620,823. Included in the fiscal 1998 operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development costs of $774,677 and $466,836, respectively. The Company had also accrued a loss of $180,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal. The Company reversed this accrual during fiscal year 1999 as a result of its decision to retain Step2000. These reversals are included in discontinued operations for the year ended January 31, 1999.

     Income from the IntelliCode discontinued operations and the reversal of accrued losses related to the disposal of the net assets of the Step2000 segment, as shown on the accompanying Consolidated Statements of Operations, includes the following



                       Year Ended   Year Ended  Year Ended
                       January 31,  January 31, December 31,
                         1999          1998         1996
                       __________   __________  ___________
Revenues              $    -         7,274,279   6,408,184
                       __________   __________  ___________
                       __________   __________  ___________
Operating income      $  290,654     1,515,087   1,521,365
Gain on sale of
   Intellicode             -        14,724,720       -
Income tax expense      (113,355)   (5,123,319)   (598,236)
                       __________   __________  ___________
Net income from
  discontinued
  operations          $  177,299    11,116,488     923,129
                       __________   __________  ___________
                       __________   __________  ___________


(5)  Synergis Commitments and Contingencies

     The Company's Universal Document subsidiary hired a senior management team and entered into agreements with two consulting firms in 1997 to assist it in the identification and recruitment of certain design automation software resellers and integrators (collectively the "Founding Companies") that Universal Document would acquire or with which it would combine (the "Acquisitions"), and to assist Universal Document in an initial public offering of its common stock. The Company would have owned a minority interest in the newly acquired entity that would potentially serve as a distribution channel for the Company's products. In September and October 1997, Universal Document entered into definitive merger agreements, which were contingent upon a successful initial public offering, to acquire nine such companies. In October 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was subsequently amended in December 1997 and January 1998, to offer its common stock to the public.
In connection with its initial public offering, Universal Document planned to change its name to Synergis Technologies, Inc. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

     During early 1998, the Company evaluated the business operations of Universal Document and determined that it no longer complemented the businesses of the Founding Companies. As a result, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions. The Company expected the newly created Synergis subsidiary to complete the Acquisitions and an initial public offering of its common stock. Due to adverse conditions in the equity capital markets, Synergis' plans to conduct an initial public offering were postponed for a second time in August 1998. Currently, all plans for an initial public offering have been cancelled.

     For the years ended January 31, 1999 and 1998, the Company has expensed $573,724 and $2,979,555, respectively, for acquisition and offering costs related to accountants', attorneys', and consultants' fees incurred on behalf of the postponed initial public offerings. In addition, the Company also incurred and expensed $1,497,007 and $728,390 for 1999 and 1998, respectively, for operating costs associated with the senior management team hired to manage the Acquisitions, offering, private financing and integration of the Founding Companies. As of January 31, 1999, the
Company has costs accrued in its Consolidated Balance Sheet of approximately $120,000 related to the Company's decision to discontinue the employment of certain members of the management team hired to manage and complete the transaction.

     As the proposed public offering related to the Synergis transaction has been cancelled, the Company has significantly reduced the on-going expenses related to this affiliate. The Company is currently evaluating the feasibility of a merger of Synergis with certain of the Founding Companies into a new entity financed on a private basis. However, definitive plans related to any future transaction have not been finalized. Various agreements related to the transaction, including employment agreements, are contingent upon the successful completion of the transaction. Based upon the final outcome of the transaction, these agreements may be terminated or significantly amended.
MEDPLUS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



(6)  Fixed Assets

     Fixed assets consisted of the following at January 31, 1999 and 1998:

                              January 31,       January 31,
                                 1999              1998
                            _____________      _____________
Equipment                   $ 1,903,949         1,408,996
Furniture and fixtures          596,076           493,470
Leasehold improvements          198,710           157,742
Purchased software              163,535           112,519
                            _____________      _____________
                              2,862,270         2,172,727
Accumulated depreciation
   and amortization          (1,214,177)         (687,852)
                            _____________      _____________
                            $ 1,648,093         1,484,875
                            _____________      _____________
                            _____________      _____________

(7)  Bank Agreements

     At the end of 1995, the Company had a $10,000,000 revolving line of credit agreement with a bank, which was subject to a defined net worth formula. The amended term of the agreement
extended the term to December 31, 1998.   In January 1999, this
agreement was cancelled and a new agreement with the same bank was entered into with a limit of $3,250,000 and a term expiring on a monthly basis.

     The maximum amount available under the line of credit was $3,250,000 and $2,757,017 was outstanding as of January 31, 1999. No amounts were outstanding under the line of credit at January 31, 1998. Interest is payable at the bank's prime rate plus 1/2%, which was 8.25% as of January 31, 1999. The line of credit is
secured by all assets of the Company.   Due to the variable rate
and the short-term nature of the agreement, its carrying value approximates fair value.

     On September 9, 1997, the Company and Company's Universal Document subsidiary entered into a line of credit agreement ("Universal line of credit") with a bank to fund the costs associated with Universal Document's acquisitions and initial public offering discussed in Note 5 and for working capital. The amount outstanding under the Universal line of credit at January 31, 1998 was $1,496,353. The Universal line of credit was paid in full and canceled on February 10, 1998.

     Interest expense included in other income (expense) from the lines of credit and capital lease obligations was $146,378, $346,315, and $23,493 for the years ended January 31, 1999 and 1998, and December 31, 1996, respectively.

     Subsequent to year-end, the bank amended the $3,250,000 revolving line of credit agreement described above to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula and the completion of the debt and equity financing described in Note 17 of the notes to the consolidated financial statements. As a result, the Company classified $2,250,000 of the outstanding balance as non-current at January 31, 1999 in the consolidated balance sheet. The current portion is payable to the bank in specified amounts throughout fiscal 2000. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2%. The new agreement contains a closing fee of $60,000 and a commitment fee of 1% on the line of credit limit. The line of credit is secured by all assets of the Company.

     Subsequent to year-end, the Company also entered into an agreement with an investment firm to obtain $6,100,000 of debt and equity financing. The terms of the agreement are described more fully in Note 17, Subsequent Events and Liquidity, of the notes to the consolidated financial statements.

(8)  Common Stock and Related Transactions

     In connection with the sale of the IntelliCode assets to Becton Dickinson, the Company sold 222,556 shares of its common stock to Becton Dickinson in exchange for $2,000,000 in cash on January 28, 1998. The sale price was based on the average closing price of the Company's common stock for the thirty days prior to the announcement on November 21, 1997 of the signing of a letter of intent relating to the sale of the IntelliCode assets.

     Subsequent to year-end, the Company entered into an agreement with an investment firm to obtain $6,100,000 of debt and equity financing. The terms of the agreement are described more fully in
Note 17, Subsequent Events and Liquidity, of the notes to the consolidated financial statements.



(9)  Income Taxes

     Total income tax benefit for the years ended January 31, 1999, January 31, 1998 and December 31, 1996 was allocated as follows:

                            January 31,   January 31, December 31,
                              1999           1998         1996
                           ___________    ___________ ____________
Loss from operations       $(1,616,370)   (3,475,777)    (596,339)
Discontinued
   operations                  113,355     5,123,319      598,236
Shareholders' equity,
  for compensation
  expense for tax
  purposes in excess of
  amounts recognized
  for financial
  reporting purposes             -           (93,500)         -
Shareholders' equity,
  unrealized gains
  (losses) on marketable
  securities recorded for
  financial reporting
  purposes                       -            (1,026)        (806)
                           ___________    ___________ ____________
                           $(1,503,015)    1,553,016        1,091
                           ___________    ___________ ____________
                           ___________    ___________ ____________

Income tax benefit attributable to loss from continuing operations was as follows:

                            January 31,   January 31, December 31,
                              1999           1998         1996
                           ___________    ___________ ____________
Federal:
     Current              $(1,229,425)    (2,574,749)    (508,521)
     Deferred                (179,718)      (231,146)     (54,900)
                           ___________    ___________ ____________
                           (1,409,143)    (2,805,895)    (563,421)
                           ___________    ___________ ____________
State:
     Current                 (180,798)      (541,804)     (29,938)
     Deferred                 (26,429)      (128,078)      (2,980)
                           ___________    ___________ ____________
                             (207,227)      (669,882)     (32,918)
                           ___________    ___________ ____________
                          $(1,616,370)    (3,475,777)    (596,339)
                           ___________    ___________ ____________
                           ___________    ___________ ____________



     Income tax benefit differs from the amounts computed by applying the Federal statutory rate to pre-tax loss from continuing operations as a result of the following:

                            January 31,   January 31, December 31,
                              1999           1998         1996
                           ___________    ___________ ____________

Computed "expected"
    benefit               $(3,516,083)    (3,905,640)  (1,358,043)
Change in valuation
    allowance               2,265,566        468,754      843,673
State income taxes,
    net of Federal
    benefit                  (494,810)      (574,634)     (21,726)
Acquired in-process
    technology                  -            241,508         -
Other                         128,957        294,235      (60,243)
                           ___________    ___________ ____________
                          $(1,616,370)    (3,475,777)    (596,339)
                           ___________    ___________ ____________
                           ___________    ___________ ____________

     The significant components of deferred income tax expense
(benefit) attributable to loss from continuing operations for the years ended January 31, 1999, January 31, 1998, and December 31,
1996 are as follows:

                            January 31,   January 31, December 31,
                              1999           1998         1996
                           ___________    ___________ ____________
Deferred tax expense
  (exclusive of the
   effects of other
   components listed
   below)                 $  281,586       186,193       321,435
Increase in net
   operating losses       (3,557,961)      (209,509)   (1,222,988)
Synergis acquisition
   and offering costs        804,662       (804,662)        -
Increase in the
   beginning-of-the-year
   balance of the
   valuation allowance
   for deferred taxes      2,265,566        468,754       843,673
                           ___________    ___________ ____________
                         $  (206,147)      (359,224)      (57,880)
                           ___________    ___________ ____________
                           ___________    ___________ ____________


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

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at January 31, 1999 and 1998 are as follows:


                              January 31,       January 31,
                                 1999              1998
                            _____________      _____________
Deferred tax assets:
     Net operating loss
     carryforward           $  4,378,589            820,628
     Accruals                    223,010            297,666
     Capital loss
       carryforward               84,922             84,922
     Research and
       experimentation
       credit carryforward         2,612              2,612
     Alternative minimum tax      50,000                -
     Synergis acquisition and
          offering costs             -              804,662
     Other                           -               25,105
                            _____________      _____________
        Total gross
         deferred
         tax assets            4,739,133          2,035,595
        Less valuation
         allowance            (3,554,543)        (1,288,977)
                            _____________      _____________
        Net deferred
         tax assets            1,184,590            746,618
                            _____________      _____________
Deferred tax liabilities:
     Software costs             (998,331)          (767,617)
     Fixed assets               (153,756           (159,269)
     Other                       (32,503)           (25,879)
                            _____________      _____________
        Total gross
         deferred tax
         liabilities          (1,184,590)          (952,765)
                            _____________      _____________
         Net deferred
          tax liabilities   $       -              (206,147)
                            _____________      _____________
                            _____________      _____________

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's recent history of operating losses, management has established valuation allowances against its deferred tax assets as of January 31, 1999.

     At January 31, 1999, the Company and DiaLogos had net operating loss carryforwards for Federal income tax purposes of approximately $7,200,000 and $3,900,000, respectively, which are subject to realization based upon the Company's ability to generate future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The net operating loss carryforwards expire at various periods through 2018. As DiaLogos files a separate Federal income tax return, its net operating loss carryforwards cannot be used to offset future taxable income of the MedPlus consolidated tax group. The Company also has a capital loss carryforward of approximately $218,000 which is available to offset future capital gains, if any, through 2001.

(10) Stock Incentive Plans

     In 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan ("Long-Term Plan") and the Directors' Nondiscretionary Stock Option Plan ("Directors' Plan"),
collectively the "Option Plans."   The Long-Term Plan provides for
the grant of stock-based incentives to employees in the form of stock options, stock appreciation rights, stock awards, or any
combination thereof.   The Long-Term Plan was amended in December
1998, to increase the maximum number of shares with respect to which stock incentives may be granted from 1,000,000 to 2,000,000 shares. A total of 100,000 shares is reserved for issuance under the Directors' Plan.

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

     At January 31, 1999, there were 651,411 shares available for grant under the Long-Term Plan and 63,225 additional shares available for grant under the Directors' Plan.

     The per share weighted average fair values at the date of grant for options granted during the years ended January 31, 1999 and 1998, and December 31, 1996 were $3.10, $3.25, and $4.83, respectively. These fair values were estimated using the Black Scholes option-pricing model with the following weighted average assumptions: 1999- expected dividend yield 0%, risk-free interest rate of 5.07%, expected volatility of 53%, and an expected life of
4.8 years; 1998 - expected dividend yield 0%, risk-free interest rate of 6.16%, expected volatility of 41%, and an expected life of
4.8 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.09%, expected volatility of 38%, and an expected life of
4.8 years.

     The Company applies APB Opinion No. 25 in accounting for the Option Plans; accordingly, no compensation cost has been recognized for its options granted to employees in the
consolidated financial statements.   The Company recognized
$190,483, $59,160 and $85,689 of compensation cost during the years ended January 31, 1999 and 1998 and December 31, 1996
related to stock awards granted under the Long-Term Plan.   Had
the

Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:


                            January 31,  January 31,  December 31,
                              1999          1998         1996
                           ___________   ___________  ____________

Net income (loss)
   As reported            $(8,547,753)    3,105,089    (2,472,192)
   Pro forma               (9,500,571)    2,239,941    (3,321,232)
                           ___________   ___________  ____________
                           ___________   ___________  ____________
Net income (loss)
  per share -
  basic and diluted
   As reported            $     (1.40)         0.52         (0.42)
   Pro forma                    (1.56)         0.38         (0.57)
                           ___________   ___________  ____________
                           ___________   ___________  ____________


     The Company also granted options to purchase 85,000 shares of common stock as compensation to consultants during January 1997. These options had an estimated fair value of approximately $188,000 on the date of grant. In December 1997, the Company granted options to purchase an additional 50,000 shares of the Company's common stock as compensation to one of these consultants. These options had an estimated fair value of approximately $155,000 on the date of grant. The estimated fair value of the options granted to the consultants in January 1997 and December 1997 was determined using the Black Scholes option-pricing model with the same weighted average assumptions as those used for the employee option grants during the years ended December 31, 1996 and January 31, 1998, respectively, with the following exceptions: 1996 - expected life of 2.5 years; 1998 - expected life of 2.5 years. The fair value of these options is being amortized over the related service periods of one to two years. The Company recognized $155,727 and $143,327 in amortization expense related to these option grants in the years ended January 31, 1999 and 1998, respectively.


     Transactions with respect to options, including options granted to consultants, for the years ended January 31, 1999 and 1998, the one month ended January 31, 1997 and the year ended
December 31, 1996 were as follows:

                                   Number of      Weighted Average
                                   Shares         Exercise Price
                                  ____________    ________________
Shares under option,
   December 31, 1995               237,500        $      6.99
Options exercised                  (36,933)              5.96
Options forfeited or canceled       (6,667)              7.56
Options granted                    352,500              11.34
                                  ____________
Shares under option,
   December 31, 1996               546,400               9.86
Options forfeited or canceled      (50,000)              6.88
Options granted                    270,250               5.82
                                  ____________
Shares under option,
   January 31, 1997                766,650               8.63
Options exercised                  (16,666)              5.97
Options forfeited or canceled      (12,467)              9.51
Options granted                    275,775               7.26
                                  ____________
Shares under option,
   January 31, 1998              1,013,292               8.29
Options exercised                   (7,673)              7.57
Options forfeited or canceled      (41,892)              7.95
Options granted                    331,000               6.12
                                  ____________
Shares under option,
   January 31, 1999              1,294,727               7.74
                                  ____________
                                  ___________





     The following table summarizes information about options, including options granted to consultants, at January 31, 1999:

                               Options Outstanding                                      Options Exercisable
__________________________________________________________________________   ________________________________________
                                       Weighted
       Range of                         Average             Weighted                                   Weighted
       Exercise        Number          Remaining             Average                Number              Average
       Prices        of Options     Contractual Life      Exercise Price          of Options         Exercise Price
_________________  ______________  __________________  ___________________   ____________________   _________________
   $     2.28          30,000              3.2            $ 2.28                      -                     -
     5.13 - 7.69      838,894              3.2              6.29                   486,278             $ 6.18
     7.70 - 11.53     201,500              2.6              9.65                   181,834               9.76
    11.54 - 14.13     224,333              2.2             12.20                   164,000              12.19
                   ______________                                            ____________________
                    1,294,727              3.0              7.74                   832,112               8.15
                   ______________                                            ___________________





     In June 1998, the Board of Directors approved the MedPlus, Inc. Employee Stock Purchase Plan (the "Plan"), to provide employees of the Company the opportunity to purchase shares of the Company's common stock. The Company is authorized to issue up to 350,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose biannually, to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-or-period market price. The initial offering period of the Plan commenced on August 1, 1998 and extended to January 31, 1999. In February 1999, the Company issued 17,701 shares to employees for stock purchases with respect to the initial offering period. As the Plan has been created as a noncompensatory plan, no compensation expense under APB 25 has been recognized in the Company's financial statements. Under SFAS 123, the weighted-average fair value of the employee's purchase rights, estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected life of 6 months, expected volatility of 53%, and risk free interest rate of 4.9%, was $.55 for fiscal year 1999. The effect of the purchase rights to the Company's net loss, on a pro forma basis, was not material.

(11) Retirement Savings and Investment Plan

     The Company has a Retirement Savings and Investment Plan, a 401(k) Plan, in which employees may participate by contributing specified percentages of qualified compensation subject to
Internal Revenue Service limitation.   The Company may make
discretionary contributions to a maximum of 100% of each
participant's contribution.   For the year ended January 31, 1999,
the Company recognized expense of $23,633 for discretionary
contributions into the Plan.    For the year ended January 31,
1998, the Company recognized expense of $213,495, of which $147,174 related to continuing operations. The Company's contributions to the Plan were funded subsequent to each year end through the issuance of 12,197 and 31,629 shares of the Company's common stock for fiscal 1999 and 1998, respectively. There were no expenses recorded related to the Plan for the year ended December 31, 1996.

(12) Related Party Transactions

     During 1997, the Company arranged for approximately $400,000 of funding for DiaLogos from investors, which consisted of officers and directors of the Company. In exchange for the funding, investors received 18.5% of DiaLogos' common shares.

     Prior to January 31, 1998, DiaLogos has leased office space from the Company under a sublease beginning October 1996. The Company recognized $120,204 and $15,195 of sublease income from DiaLogos for the years ended January 31, 1998 and December 31, 1996.

(13) Commitments and Contingencies

     (a) Leases

         The Company leases office space and certain equipment under noncancelable operating lease agreements extending through May, 2004. Rent expense related to these operating leases amounted to approximately $403,000, $201,000, and $168,000 for the years ended January 31, 1999 and 1998, and December 31, 1996, respectively.

         The Company also leases certain equipment and furniture and fixtures under capital leases with terms ranging from three to five years. At January 31, 1999, fixed assets on the consolidated balance sheets included capital leased assets with a cost of $598,626 and accumulated amortization of $274,513. Amortization expense related to fixed assets held under capital leases is included with depreciation and amortization expense.

         Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year and future minimum lease payments under capital leases as of January
31, 1999 are as follows:

                                       Capital       Operating
                                       Leases         Leases
                                     ____________   ____________
Year ending January 31:
2000                                $    253,932    $   401,500
2001                                      98,455        388,500
2002                                      47,019        369,600
2003                                      17,964        214,200
2004                                       5,988         21,100
                                     ____________   ____________
Total minimum lease payments             423,358    $ 1,394,900
                                                    ____________
                                                    ____________
Less amounts representing interest       (52,054)
Present value of minimum lease       ____________
    payments                             371,304
Less current portion of capital
    lease obligations                    222,558
                                     ____________
Long-term portion of capital
    lease obligations               $    148,746
                                     ____________
                                     ____________


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

     (c) Legal Contingencies

         Various lawsuits arising during the normal course of business are pending against the Company and its consolidated subsidiaries. Currently, the Company is involved with preliminary negotiations relating to an arbitration where the third party is seeking to recover damages of approximately $1,000,000.
Management believes that the case is without merit and intends on vigorously contending the arbitration. As the arbitration is still in the very early stages, no meaningful evaluation of the amount or range of possible loss or gain can be made at the present time. In the opinion of management, the ultimate liability, if any, resulting from this action or other matters will have no material effect on the Company's consolidated financial position or results of operations.

(14) Operating Segments

     Based upon management's organization of its products and services, the company has three reportable segments: Healthcare Solutions (ChartMaxx, OptiMaxx, and FutureCore), Workflow and Document Management (Universal Document), and Distributed Computing Products and Services (DiaLogos). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the Consolidated Financial Statements).

    The following table presents the revenues, segment operating loss, capital expenditures, depreciation and amortization, and total assets of the Company by operating segment:





                                                       January 31,              January 31,              December 31,
                                                          1999                     1998                      1996
                                                    _______________           _______________           ______________
Revenues
   Healthcare solutions                             $  9,285,097                 9,256,064                 3,467,592
   Workflow and Document Management                    1,421,963                 1,186,825                 1,100,052
   Distributed Computing Products and Services         1,471,046                     -                         -
      Less intercompany (a)                             (748,122)                 (241,737)                    -
                                                    _______________           _______________           ______________
                                                    $ 11,429,984                10,201,152                 4,567,644
                                                    _______________           _______________           ______________
                                                    _______________           _______________           ______________

Segment operating loss  (b)
   Healthcare solutions                             $  3,233,699)               (1,049,406)               (1,010,276)
   Workflow and Document Management                      (27,231)               (1,498,981)                  130,302
   Distributed Computing Products and Services        (1,857,143)                    -                         -
                                                    _______________           _______________           ______________
                                                    $ (5,118,073)               (2,548,387)                 (879,974)
                                                    _______________           _______________           ______________
                                                    _______________           _______________           ______________
Capital expenditures (c)
   Healthcare solutions (d)                         $    471,337                   326,747                   586,612
   Workflow and Document Management                        7,460                    24,482                    57,167
   Distributed Computing Products and Services            28,211                     -                         -
                                                    _______________           _______________           ______________
                                                    _______________           _______________           ______________
                                                    $    507,008                   351,229                   643,779
Depreciation and amortization
   Healthcare solutions (d)                         $    324,459                   201,717                   132,468
   Workflow and Document Management                       30,643                    24,483                    11,321
   Distributed Computing Products and Services (e)       211,710                     -                         -
                                                    _______________           _______________           ______________

                                                    $    566,812                   226,200                   143,789
                                                    _______________           _______________           ______________
                                                    _______________           _______________           ______________
Total assets
   Healthcare solutions (d)                         $ 11,397,917                22,917,353                10,401,315
   Workflow and Document Management                      475,932                   546,978                 1,698,382
                                                    _______________           _______________           ______________
   Distributed Computing Products and Services         1,802,958                 1,191,960                    -
                                                    $ 13,676,807                24,656,291                12,099,697
                                                    _______________           _______________           ______________
                                                    _______________           _______________           ______________







(a) Intercompany revenues are based upon fair value of the transaction.
(b)  Before corporate expenses and unusual items
(c) Includes acquisitions, excludes capital lease purchases of $327,792 related to DiaLogos for the year ended January 31, 1999.
(d) The Company has not historically maintained a separate balance sheet for its corporate assets. The Healthcare Solutions' balances include segment and corporate activity.
(e) DiaLogos also had amortization of excess of cost over fair value of net assets acquired of $86,801 for the year ended January 31, 1999.

     Reconciliations of segment data to the Company's consolidated data follow:
                           January 31,   January 31,  December 31,
                              1999          1998          1996
                           ___________   ___________  ____________
Operating loss:
   Segments              $ (5,118,073)   (2,548,387)     (879,974)
   Corporate               (3,434,867)   (4,288,604)   (3,236,349)
   Acquired in-process
       technology               -          (710,318)        -
                           ___________   ___________  ____________
      Operating loss       (8,552,940)   (7,547,309)   (4,116,323)
Other income (expenses):
   Synergis expenses       (2,070,731)   (3,707,945)        -
   Other income-net           (14,751)     (231,922)      124,663
   Minority interest          297,000          -            -
                           ___________   ___________  ____________
Loss from continuing
   operations before
   income tax benefit    $(10,341,422)  (11,487,176)   (3,991,660)
                           ___________   ___________  ____________
                           ___________   ___________  ____________

     All of the company's operations are located in the United
States. Also, the company primarily sells to customers within the United States. Revenues from customers located internationally were not material.

(15) Significant Customers

     Due to the size of certain of the Company's contracts, one contract can represent a significant portion of the Company's total revenue in a given year. However, the customer base representing this portion of revenue varies each year making the Company not necessarily dependent upon one significant customer. For the years ended January 31, 1999 and 1998, and December 31, 1996, a single customer accounted for 31%, 12%, and 15% of the Company's total revenues, respectively.





(16)     Quarterly Results of Operations (Unaudited)

     The following tables set forth selected quarterly financial information for the fiscal years ended January 31, 1999 and 1998.

Year ended January 31, 1999:
                                            First              Second              Third              Fourth
                                           Quarter            Quarter             Quarter             Quarter          Total
                                         ___________        ____________        _____________       ____________    ____________
Revenues                                $ 1,933,351           1,843,429            3,949,127          3,704,077      11,429,984
Operating loss from
       continuing operations  (a)        (2,457,131)         (2,863,825)          (1,615,181)        (1,616,803)     (8,552,940)
Loss from continuing
       operations                        (1,754,417)         (2,776,860)          (1,500,058)        (2,693,717)     (8,725,052)
Income from discontinued
       operations                             8,443             168,856                 -                 -             177,299
Net loss                                $(1,745,974)         (2,608,004)          (1,500,058)        (2,693,717)     (8,547,753)
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________

Earnings per share - basic
       and diluted:
       Continuing operations            $     (0.29)              (0.45)               (0.25)             (0.45)          (1.43)
       Discontinued operations                 -                   0.03                 -                 -                 .03
                                         ___________        ____________        _____________       ____________    ____________
       Net loss                         $     (0.29)              (0.42)               (0.25)             (0.45)          (1.40)
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________
Weighted average shares
       outstanding                        6,160,157           6,170,726            6,085,537          6,016,325       6,109,439
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________




Year ended January 31, 1998:
                                            First              Second              Third              Fourth
                                           Quarter            Quarter             Quarter             Quarter          Total
                                         ___________        ____________        _____________       ____________    ____________

Revenues                                $ 1,413,119           3,049,527            3,122,789          2,615,717      10,201,152
Operating loss from
       continuing operations (a) (b)     (1,738,155)           (724,098)          (1,513,708)        (3,571,348)     (7,547,309)
Loss from continuing
       operations (c)                    (1,614,060)           (550,847)          (1,446,387)        (4,400,105)     (8,011,399)
Income from discontinued
       operations (d)                       185,672             347,781              269,036         10,313,999      11,116,488
Net income (loss)                       $(1,428,388)           (203,066)          (1,177,351)         5,913,894       3,105,089
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________

Earnings per share - basic
       and diluted:
       Continuing operations  (e)       $     (0.27)              (0.09)              (0.24)              (0.74)          (1.35)
       Discontinued operations                 0.03                0.06                0.04                1.73            1.87
                                         ___________        ____________        _____________       ____________    ____________
       Net income (loss)  (e)           $     (0.24)              (0.03)              (0.20)               1.00             .52
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________
Weighted average shares
       outstanding                        5,921,546           5,913,413           5,919,985           5,936,139       5,922,781
                                         ___________        ____________        _____________       ____________    ____________
                                         ___________        ____________        _____________       ____________    ____________







Notes to quarterly results of operations:

(a) Certain amounts from prior quarters have been restated to conform to fourth quarter, fiscal 1999 presentation.
(b) During the fourth quarter of the year ended January 31, 1998 and in conjunction with the Company's acquisition of a majority interest in DiaLogos, $710,318 of in-process research and development was charged to the results of operations as of the date of acquisition.
(c) During the fourth quarter of the year ended January 31, 1998, the Company expensed $2,979,555 in deferred acquisition and offering costs related to the postponed initial public offering and acquisitions by its subsidiary, Universal Document.
(d) Income from discontinued operations for the fourth quarter includes a $10,268,710 after-tax gain related to the sale of the assets of the Company's IntelliCode division.
(e)  Quarterly amounts are not additive.

(17) Subsequent Events and Liquidity

     Subsequent to year-end, the Company entered into an Agreement (the "Agreement") with three investment firms (the "Investors") to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $4,100,000 in Series A Convertible Preferred Shares (the "Preferred Shares") and $2,000,000 in subordinated debentures (the "Notes"). The proceeds of the financing will be utilized to fund working capital requirements and continue the market penetration of certain of the Company's core products. Certain terms of the agreement, including the authorization of the Preferred Shares, are subject to shareholder approval at the Company's special and annual shareholders' meeting scheduled for June 18, 1999.

       On April 30, 1999, the Company issued the Notes, due 2004, with a coupon rate of 10% in the first year and 12% thereafter. The principal portion of the Notes is payable as follows: $666,666 in April 2002, $666,667 in April 2003 and $666,667 in April 2004;
however, the Company may redeem the Notes at any time during their term without penalty. The Notes provide that if the Preferred Shares are authorized, and certain additional terms related to the Agreement are approved, by the Company's shareholders prior to July 30, 1999, then the Company will issue to the holders of the Notes five-year warrants to purchase 281,137 Preferred Shares at an exercise price not to exceed $1.90. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. However, the Notes also provide that if the Preferred Shares are not authorized, and certain additional terms related to the Agreement are not approved, by the Company's shareholders prior to July 30, 1999, then (a) the entire amount of principal and interest which remains unpaid shall become due and payable as of November 28, 1999 and
(b) the Company shall immediately issue to the holders of the Notes, for no additional consideration shares of the Company's Common Stock as described in the Agreement and 281,137 warrants to purchase shares of Common Stock.

     In addition, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors 2,371,815 Preferred Shares at a purchase price of $1.729 per share. The Preferred Shares will pay dividends quarterly at a rate of 4% per share for the first four years, increasing to 10% thereafter, and accruing on a cumulative basis. The Preferred Shares include (a) voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into Common Shares upon certain events. Also, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors ten-year warrants for the purchase (subject to adjustment as provided therein) of 759,562 Preferred Shares. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.28.

In conjunction with the new financing agreement previously described, the Company's existing line of credit with a limit of $3,250,000 was amended to reduce the limit and to extend a portion of the term until February 2000. This line of credit is senior to the subordinated debt referred to in the preceding paragraphs.
See Note 7 to the consolidated financial statements for the terms of the new financing.

Since its inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, debt financing and offerings of its common stock to the public. Over the past few years, the Company's net cash outlays have exceeded its ability to generate revenue and cash through operations resulting in a working capital deficit. Management believes that the additional financing agreements entered into subsequent to year-end, along with the execution of its current operating plan, will be sufficient to finance current working capital requirements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.




PART II

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's executive officers and directors are as follows:
     Name                              Age                        Position
     Richard A. Mahoney                51                         Chairman of the Board, Chief Executive Officer and President
     Philip S. Present II              48                         Senior Vice President, Chief Operating Officer and Director
     Timothy P. McMullen               44                         Vice President of Sales and Marketing
     Daniel A. Silber                  50                         Vice President of Finance and Chief Financial Officer
     Paul F. Albrecht                  44                         Vice President and Chief Technology Officer
     Jay Hilnbrand                     65                         Director and Retired General Manager of Universal Document
     Robert E. Kenny III               43                         Secretary and Director
     Martin A. Neads                   50                         Director
     Paul J. Stein                     52                         Director





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

Philip S. Present II joined the Company in April 1995 as Vice President of Corporate Development. Mr. Present was named the Chief Operating Officer of the Company in June 1996. He became a director of the Company on December 13, 1997 to fill a vacancy created on the board by an increase in the number of directors of the Company from five to six. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG LLP.

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

Jay Hilnbrand, age 65, has been since April 1994, except for the period from December 1, 1998 until February 16, 1999, a director of the Company and is the retired General Manager of Universal Document Management Systems, Inc., which became a wholly-owned subsidiary of the Company in 1995.

Robert E. Kenny III, an attorney engaged in the private practice of law since 1980, has served as Secretary and a director of the Company since its inception.

Martin A. Neads became a director of the Company in December 1998. Mr. Neads is currently an executive director and business consultant with European IT Solutions, Ltd. ("EITS"). Prior to joining EITS, Mr. Neads was Vice President and General Manager of Operations and Senior Vice President and General Manager of the Software Products Division for Structural Dynamics Research Corp. ("SDRC"), a leading international provider of mechanical design automation software and engineering services.

Paul J. Stein has been a director of the Company since 1991.  Mr.
Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

Additional information regarding the Company's officers and directors is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 18, 1999. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

All transactions executed in 1998 by the Company's directors, officers and beneficial owners, were, to the Company's knowledge, reported in a timely fashion as required by Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 18, 1999, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 18, 1999, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 18, 1999, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.





ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are hereby filed as part of this Form 10-KSB:
                                                                                                                        Sequential
Exhibit Number   Description of Exhibits                                                                                Page Number
______________   _____________________________________________________________________________________________________  ___________
2                 Asset Purchase Agreement, dated January 28, 1998, by and between Becton, Dickinson and Company and
                  MedPlus, Inc.                                                                                         See note 1
3                 Amended Articles of Incorporation and Code of Regulations                                             See note 2
10.1              Lease between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices,
                  dated April 24, 1995                                                                                  See note 3
10.2              Executive Employment Agreement dated October 31, 1995 between MedPlus, Inc. and Richard A. Mahoney    See note 3
10.3              First Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal
                  offices, dated December 6, 1996                                                                       See note 4
10.4              Second Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal
                  offices, dated December 6, 1996                                                                       See note 4
10.5              Letter Agreement between MedPlus, Inc. and Dialogos Incorporated dated January 31, 1997               See note 4
10.6              Agreement by and between MedPlus, Inc. and Growth Management Advisors, Inc. dated July 10, 1997       See note 5
10.7              Amendment to Stock Purchase Agreement by and among Universal Document, Jay and Judy Hilnbrand and
                  Robert C. Weiss dated August 12, 1997                                                                 See note 5
10.8              Agreement by and between MedPlus, Inc. and Jay Hilnbrand dated May 1, 1997                            See note 5
10.9              Second Amendment of Stock Purchase Agreement by and among Universal Document, Jay and Judy Hilnbrand
                  and Robert C. Weiss dated December 10, 1997                                                           See note 6
10.10             Amendment to Agreement by and between Jay Hilnbrand and MedPlus, Inc. dated December 10, 1997         See note 6
10.11             OptiMaxx[tm] And Step2000[r] Software License, Hardware Purchase and Related Services Agreement dated
                  August 31, 1998 by and between MedPlus, Inc. and Quest Diagnostics Incorporated
10.12             Employment Agreement dated February 1, 1999 by and between MedPlus, Inc. and Philip S. Present II
10.13             Employment Agreement dated February 1, 1999 by and between Timothy P. McMullen and MedPlus, Inc.
10.14             Employment Agreement dated February 1, 1999 by and between Daniel A. Silber and MedPlus, Inc.
10.15             Employment Agreement dated February 1, 1999 by and between Paul F. Albrecht and MedPlus, Inc.
10.16             Securities Purchase Agreement dated April 30, 1999 by and among MedPlus, Inc. and Cahill, Warnock
                  Strategic Partners, L.P., et al.
13                Annual Report to Shareholders                                                                         See note 7
21                Subsidiaries of MedPlus, Inc.
23                Consent of KPMG LLP

Note 1: Incorporated by reference to the Company's Report on Form
8-K filed on February 11, 1998.

Note 2: Incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

Note 3: Incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-98696, effective November 21, 1995.

Note 4: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 27, 1997.

Note 5: Incorporated by reference to the Company's Quarterly
Report on Form 10Q-SB/A filed August 18, 1997.

Note 6: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed May 1, 1998

Note 7: Pursuant to general Instruction F of Form 10-KSB and
Regulation 240.14a(d) of the Securities Exchange Act of 1934, the
Issuer's Annual Report to the Security Holders for its fiscal year ended January 31, 1999 has been combined with the required information of Form 10-KSB and is being filed with the U.S.
Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

      (b) The following report on Form 8-K was filed during the three-month period ended January 31, 1999:

(i) Current Report on Form 8-K filed December 23, 1998 announcing that On December 12, 1998, the registrant's Board of Directors issued a press release announcing (1) the resignation of Jay Hilnbrand from the registrant's Board of Directors, (2) the election of Martin Neads to the registrant's Board of Directors and
(3) the adoption of a stock option repricing plan pursuant to which full-time employees of the registrant and its subsidiaries who owned options to purchase the registrant's common stock as of December 11, 1998 can elect to exchange all of those options for options with an exercise price of $2.28.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MEDPLUS, INC., Registrant


                         By:__/s/ Richard A. Mahoney_____
                              Richard A. Mahoney
                              President

                         Date:  April 30, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                                        Date

     _/s/  Richard A. Mahoney__               Chairman of the Board, Chief                April 30, 1999
     Richard A. Mahoney                       Executive Officer and President
                                              (Principal Executive Officer)

     _/s/  Daniel A. Silber_____              Vice President of Finance and               April 30, 1999
      Daniel A. Silber                        Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

      /s/  Robert E. Kenny III                Secretary and Director                      April 30, 1999
     Robert E. Kenny III


      /s/  Paul Stein                          Director                                   April 30, 1999
     Paul Stein


     _/s/  Jay Hilnbrand________               Director                                   April 30, 1999
     Jay Hilnbrand


      /s/  Martin A. Neads                     Director                                   April 30, 1999
     Martin A. Neads


      /s/  Philip S. Present II                Director                                   April 30, 1999
     Philip S. Present II










