Form 10QSB
period 1999-04-30
MEDPLUS INC /OH/
filed 1999-06-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-QSB

                            (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1999

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to  ___________

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

              Yes    X                       No________

As of June 8, 1999, there were 6,055,269 shares of the registrant's common stock without par value issued and outstanding.

                                     PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    MEDPLUS, INC. AND SUBSIDIARIES
                                Consolidated Statements of Operations
                                              (unaudited)

                                                      Three Months                    Three Months
                                                          Ended                           Ended
                                                        April 30,                        April 30,
                                                           1999                            1998
                                                      _____________                   _____________
Revenues:
          Systems sales                               $  2,882,191                         714,468
          Support and consulting revenues                1,378,423                       1,218,882
                                                      _____________                   _____________
                              Total revenues             4,260,614                       1,933,350
                                                      _____________                   _____________

Cost of revenues:
          Systems sales                                  1,417,160                         425,754
          Support and consulting revenues                1,234,253                         957,159
                                                      _____________                   _____________
                              Total cost of revenues     2,651,413                       1,382,913
                                                      _____________                   _____________
                              Gross profit               1,609,201                         550,437
Operating expenses:
          Sales and marketing                              999,361                       1,632,306
          Research and development                         395,686                         482,033
          General and administrative                     1,043,402                         893,230
                                                      _____________                   _____________
                              Total operating expenses   2,438,449                       3,007,569
                                                      _____________                   _____________
                     Operating loss                       (829,248)                     (2,457,132

Other income (expense):
        Other income (expense), net                        (70,916)                        125,816
        Synergis management expenses, acquisition
           and offering costs                             (179,663)                       (378,961)
                                                      _____________                   _____________
                  Total other income (expense)            (250,579)                       (253,145)
                                                      _____________                   _____________
                     Loss before income tax benefit     (1,079,827)                     (2,710,277)
Income tax benefit                                           --                           (955,860)
                                                      _____________                   _____________
                  Loss from continuing operations       (1,079,827)                     (1,754,417)
Income from discontinued operations                          --                              8,443
                                                      _____________                   _____________
                              Net loss                $ (1,079,827)                     (1,745,974)
                                                      _____________                   _____________
                                                      _____________                   _____________

Loss per share - basic and diluted:
      Continuing operations                          $       (0.18)                          (0.29)
      Discontinued operations                                 0.00                            0.00
                                                      _____________                   _____________
         Net loss per share                          $       (0.18)                          (0.29)
                                                      _____________                   _____________
                                                      _____________                   _____________
Weighted average number of shares of
      common stock outstanding                           6,050,198                       6,160,157
                                                      _____________                   _____________
                                                      _____________                   _____________


See accompanying notes to consolidated financial statements.


                                    MEDPLUS, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets

                                                                            April 30,            January 31,
                                                                              1999                  1999
                                                                         ____________           ____________
                                                                           (unaudited)
                                ASSETS

Current assets:
   Cash and cash equivalents                                              $ 2,720,021             1,148,099
   Accounts receivable, less allowance for doubtful accounts of
      $155,000 at April 30, 1999 and  January 31, 1999                      5,316,856             5,595,273
   Other receivables                                                          112,341                70,769
   Income tax receivable                                                       25,000               550,000
   Inventories                                                                332,227               442,312
   Prepaid expenses                                                           700,032               656,588
                                                                         ____________           ____________
                                    Total current assets                    9,206,477             8,463,041
                                                                         ____________           ____________
                                                                         ____________           ____________

Capitalized software development costs, net                                 2,619,807             2,559,823
Fixed assets, net                                                           1,515,553             1,648,093
Excess of cost over fair value of net assets acquired, net                    694,417               714,448
Other assets                                                                  389,498               291,402
                                                                         ____________           ____________
                                                                          $14,425,752            13,676,807
                                                                         ____________           ____________
                                                                         ____________           ____________
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of obligations under capital leases               $   189,903               222,558
   Borrowings on line of credit                                             2,863,298               507,017
   Accounts payable                                                         1,611,674             1,712,392
   Accrued expenses                                                         1,702,872             2,099,124
   Deferred revenue                                                         1,363,863             1,158,128
                                                                         ____________           ____________
                                    Total current liabilities               7,731,610             5,699,219
                                                                         ____________           ____________

Obligations under capital leases, excluding current installments              120,829                48,746
Long-term debt                                                              2,000,000             2,250,000
                                                                         ____________           ____________
                                    Total liabilities                       9,852,439             8,097,965
                                                                         ____________           ____________

Shareholders' equity:
   Common stock, no par value, authorized 15,000,000 shares;
      issued 6,255,269 shares at April 30, 1999 and 6,225,371 shares
      at January 31, 1999                                                        -                    -
   Additional paid-in capital                                              17,746,465            17,639,105
   Treasury stock, at cost, 200,000 shares                                   (863,497)             (863,497)
   Accumulated deficit                                                    (12,247,329)          (11,167,502)
   Unearned stock compensation                                                (62,326)              (29,264)
                                                                         ____________           ____________
                                    Total shareholders' equity              4,573,313             5,578,842
                                                                         ____________           ____________

                                                                          $14,425,752            13,676,807
                                                                         ____________           ____________
                                                                         ____________           ____________


See accompanying notes to consolidated financial statements.


                                    MEDPLUS, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows


                                                                          Three Months         Three Months
                                                                             Ended                 Ended
                                                                           April 30,             April 30,
                                                                             1999                   1999
                                                                         ____________           ____________

Cash flows from operating activities:
  Loss from continuing operations                                        $ (1,079,827)           (1,745,974)
  Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
     Amortization of capitalized software development costs                   170,482               119,331
     Depreciation of fixed assets                                             153,049               111,236
     Amortization of unearned stock compensation costs                         15,798                56,905
     Amortization of excess of cost over fair value of net assets acquired     20,031                13,354
     Deferred income taxes                                                     --                  (120,097)
     Realized gain on sales of fixed assets                                      (565)                --
     Provision for loss on doubtful accounts                                      431                 3,562
     Changes in assets and liabilities:
         Accounts receivable                                                  278,962               879,512
         Other receivables                                                    (41,572)               32,651
         Inventories                                                          110,085               (27,170)
         Prepaid expenses and other assets                                    (42,710)              (95,671)
         Accounts payable and accrued expenses                               (281,050)           (1,376,855)
         Income taxes                                                         525,000            (1,430,365)
         Deferred revenue                                                     205,735               (84,629)
                                                                         ____________           ____________
              Net cash provided by (used in) operating activities              33,849            (3,664,240)
                                                                         ____________           ____________

Cash flows from investing activities:
  Capitalization of software development costs                              (230,466)              (210,207)
  Purchases of fixed assets                                                  (19,944)              (111,636)
  Synergis acquisition and offering costs                                   (157,420)            (1,158,497)
  Payments made for acquisitions of businesses                                 --                   (19,858)
  Other advances and investments                                               --                  (260,679)
                                                                         ____________           ____________
              Net cash used in investing activities                         (407,830)            (1,760,877)
                                                                         ____________           ____________

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs                --                    58,083
  Purchases of treasury stock                                                  --                  (164,346)
  Proceeds from borrowings on line of credit                               2,622,716                  3,647
  Repayments on line of credit                                            (2,516,435)            (1,500,000)
  Proceeds from long-term debt                                             2,000,000                 --
  Principal payments on capital lease obligations                            (60,573)               (38,791)
  Payment of debt issue costs                                                (99,805)                --
                                                                         ____________           ____________
              Net cash provided by (used in) financing activities          1,945,903             (1,641,407)
Discontinued operations                                                        --                  (315,366)
                                                                         ____________           ____________
              Net increase (decrease) in cash and cash equivalents         1,571,922             (7,381,890)
Cash and cash equivalents, beginning of period                             1,148,099             13,794,473
                                                                         ____________           ____________
Cash and cash equivalents, end of period                                 $ 2,720,021              6,412,583
                                                                         ____________           ____________
                                                                         ____________           ____________
Interest paid                                                            $    80,248                 74,954
                                                                         ____________           ____________
Income taxes paid                                                        $     --                   600,000
                                                                         ____________           ____________
                                                                         ____________           ____________

See accompanying notes to consolidated financial statements


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

    (b)  Significant Accounting Policies

          A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended January 31, 1999 included in its Annual Report filed on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year. Certain fiscal 1999 amounts have been reclassified to conform to fiscal 2000 presentation.

    (c)  Earnings (Loss) Per Share

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

    (d)  Supplemental Cash Flow Information

          The Company's discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 1999 plan year was funded in March 1999 through the issuance of 12,197 shares of the Company's common stock. The Company also issued 17,701 shares of the Company's common stock in February 1999 to fund its Employee Stock Purchase Plan for the fiscal 1999 plan year. The Company granted, in February 1999, a warrant to purchase 100,000 shares of the Company's common stock to a consultant of the Company. This warrant has an estimated fair value of $48,860 that is being amortized into expense over the related service period of two years. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.


(3) Bank Agreements

At January 31, 1999, the Company had a revolving line of credit agreement with a bank with a maximum amount available of $3,250,000. In the first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula and the completion of the debt and equity financing described below. As of April 30, 1999, borrowings of $2,863,298 on the line of credit were classified as current in the Consolidated Balance Sheet. As of January 31, 1999, the Company classified $507,017 of the outstanding balance as current and $2,250,000 as non-current in the Consolidated Balance Sheet. Any amounts outstanding greater than $2,250,000 will become payable to the bank at specified dates throughout fiscal 2000. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2%. The new agreement contains a closing fee of $60,000 and a quarterly commitment fee of 1% on the line of credit limit. The line of credit is secured by all assets of the Company.


(4)  Debt and Equity Financing

In the first quarter of fiscal 2000, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible
Preferred Shares (the "Preferred Shares").   Certain terms of the
Agreement were amended in June 1999. The proceeds of the financing will be utilized to fund working capital requirements and continue product development and market penetration of certain of the Company's core products. Certain terms of the agreement, including the authorization of the Preferred Shares, are subject to potential adjustment and to shareholder approval at the Company's special and annual shareholders' meeting scheduled in June 1999.

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999. The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon.
The Notes provide that if the Preferred Shares are authorized and certain additional terms are approved, by the Company's shareholders prior to July 30, 1999, the Company will issue to the holders of the Notes five-year warrants to purchase 281,137 Preferred Shares at an exercise price not to exceed $1.90. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can elect to convert warrants to Preferred Shares, but would receive a reduced number of Preferred Shares. The Notes also provide that if shareholder approval does not occur prior to July 30, 1999, then any outstanding principal and accumulated interest thereon will become due and payable as of November 28, 1999. Also, the Company would be required to issue to the holders of the Notes a specified percentage of the Company outstanding common stock plus 281,137 warrants to purchase additional shares of common stock at an exercise price not to exceed $1.90.

In addition, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the investors 2,371,815 Preferred Shares, with no stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000. The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first four years, increasing to 10% thereafter. The dividends to the preferred shareholders will be included as a reduction in the Company's earnings (loss) per common share-basic and diluted calculation on a prospective basis. The Preferred Shares include (a) voting rights,
(b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors ten-year warrants for the purchase of approximately 720,000 Preferred Shares at a purchase price not to exceed $1.90. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.

The $2,000,000 Notes issued by the Company on April 30, 1999 have been recorded in the Consolidated Balance Sheet as long-term debt for the current quarter. Upon consummation of the transactions in the second quarter of fiscal 2000, the warrants related to the Notes will be recorded as additional paid-in capital and will reduce the recorded amount of the Notes in the Consolidated Balance Sheet. This reduction will be amortized to interest expense over the expected term of the Notes. Also upon consummation of the transactions in the second quarter, the Preferred Shares and related warrants will be recorded in shareholders' equity in the Consolidated Balance Sheet. The fair value of all financial instruments in this transaction are still subject to adjustment based upon a fair value allocation, which will be conducted in the second quarter of fiscal 2000. The Company will recognize in the second quarter a beneficial conversion on the Preferred Shares of $346,285. This amount represents the effect of the differential between the conversion price and the closing market price on the date of commitment of the Preferred Shares. Although the beneficial conversion will have no impact on the financial condition, results of operations or cash flows of the Company, it will negatively impact the Company's earnings (loss) per share-basic and diluted in the second quarter of fiscal 2000.

(5) Synergis Management Expenses, Acquisition and Offering Costs

Beginning in 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, most recently, through private financing. The Company has incurred expenses related to management expenses, acquisition and offering costs of $179,663 and $378,961 for the three months ended April 30, 1999 and 1998, respectively. As of April 30, 1999, the Company has terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

(6) Operating Segments

Based upon management's organization of its products and services, the company has three reportable segments: Healthcare Solutions (ChartMaxx, OptiMaxx, and FutureCore), Workflow and Document Management (Universal Document), and Distributed Computing Products and Services (DiaLogos). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. Also, the Company primarily sells to customers within the United States, but has currently been focusing on international customers. Revenues from customers located internationally were not material.

The following table presents the revenues and segment operating results of the Company by operating segment:


                                             Three Months Ended
                                          April 30,      April 30,
                                            1999           1998
                                         ____________  ___________
Revenues:
  Healthcare solutions                 $   3,648,453    1,238,267
  Workflow and document management           200,222      472,314
  Distributed computing products
     and services                            441,906      338,240
  Less intercompany                          (29,967)    (115,471)
                                         ____________  ___________
      Total revenues                   $   4,260,614    1,933,350
                                         ____________  ___________
                                         ____________  ___________
Segment operating results:

   Healthcare solutions                $    181,769    (1,342,432)
   Workflow and document management          (2,959)      (13,841)
   Distributed computing products
      and services                         (298,563)     (152,369)
                                         ____________  ___________
Total segment operating loss               (119,753)   (1,508,642)
   Corporate expenses                      (709,495)     (948,490)
                                         ____________  ___________
Total operating loss                       (829,248)   (2,457,132)
                                         ____________  ___________
   Other income (expense):
    Other income (expense), net             (70,916)      125,816
    Synergis management expenses,
acquisition and offering costs             (179,663)     (378,961)
                                         ____________  ___________
Loss from continuing operations
before income tax benefit              $ (1,079,827)   (2,710,277)
                                         ____________  ___________
                                         ____________  ___________



(6) Liquidity

Since its inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its Intellicode division, debt financing and offerings of its common stock to the public. Over the past few years, the Company's net cash outlays have exceeded its ability to generate cash through operations resulting in the need to obtain additional working capital. For fiscal 2000, the Company has made certain operational changes that will hopefully position the Company to substantially improve its operating results. Management believes that the additional financing agreements entered into during fiscal 2000, along with the execution of its current business plan, will be sufficient to finance current working capital requirements. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability during fiscal 2000.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

MedPlus*, Inc. (the "Company") provides information technology solutions designed to enable customers to manage information efficiently and cost effectively through innovative technology, consulting, and education. It has been the Company's practice to continue to develop new products, enhance existing applications, make selected strategic acquisitions, and introduce consulting services, which has led to revenue growth since the commencement of operations. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management, workflow, systems integration and technology education.

The Company's healthcare related products presently consist of the ChartMaxx* Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx* Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables healthcare organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data.
 OptiMaxx is an optical disk-based archival system designed to meet the departmental needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's FutureCORE, Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document") develops and licenses Step2000* , a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

In January 1998, the Company acquired a majority interest in DiaLogos* Incorporated ("DiaLogos"). DiaLogos specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services.

Revenue Recognition Cycle
 The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts and installation, implementation, training and education and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit percentage on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting service revenues are derived from implementation, training and education, custom software development and process improvement services. Revenues from support contracts and consulting services are expected to increase as the number of installed systems increases. The gross profit percentage on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer support, implementation and consulting personnel.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's ChartMaxx systems is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results.
These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of concurrent users using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

Fluctuations in Results of Operations
The Company has historically experienced significant quarterly and annual fluctuations in revenues and operating results that may continue in the future. The Company's revenues have fluctuated due to the length of the sales cycle, the number and timing of systems sales, and the timing of installation, implementation and consulting services. As a significant percentage of the Company's operating expenses are fixed, quarterly operating results will vary with the fluctuation in revenues. As a result, period to period comparisons of the Company's past operating results may not be necessarily indicative of future operating results of the Company.

Discontinued Operations
In January 1998, the Company sold all the assets of its IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for $17,334,558 plus royalty payments over five years. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease. The Company recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and are recorded as income when earned. No royalty payments were earned for the periods reported.

In January 1998, the Company had decided to sell the net assets of the Step2000 segment of Universal Document. However, during fiscal 1999, the Company decided to retain the segment and reduce operations to primarily research and development and customer support while a new generation of products was developed. The Step2000 segment had been accounted for as a discontinued operation until the second quarter of fiscal 1999. However, as a result of the Company's decision to retain the Step2000 segment, the results of operations and financial position of the segment have been included in continuing operations in the Company's consolidated financial statements for the periods presented.
Prior years' financial statements have been presented on a comparable basis.

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

During early 1998, the Company evaluated the business operations of Universal Document and determined that it no longer complemented the businesses of the Founding Companies. As a result, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions. The Company expected the newly created Synergis subsidiary to complete the Acquisitions and an initial public offering of its common stock. Due to adverse conditions in the equity capital markets, Synergis' plans to conduct an initial public offering were postponed for a second time in August 1998. As of January 31, 1999, the Company was considering the financing of the Synergis transaction on a private basis. Most recently, the Company has terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.


Results of Operations

Three Months Ended April 30, 1999 and April 30, 1998

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended April 30, 1999 ("first quarter of fiscal 2000") were $4,260,614, an increase of $2,327,264, or 120%, from $1,933,350 for the three months ended April 30, 1998 ("first quarter of fiscal 1999"). The primary reason for this increase relates to systems sales, which increased $2,167,723, or 303%, from the first quarter of fiscal 1999, primarily due to an increase in the number of ChartMaxx and OptiMaxx sales recognized in the first quarter of fiscal 2000. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year 2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. As resolution of this matter occurs, the Company believes sales of ChartMaxx and OptiMaxx will increase, although there is no assurance that this trend will continue to occur in the near term. Additionally, support and consulting revenues of $1,378,423 for the first quarter of fiscal 2000 increased $159,541, or 13%, from the three months ended April 30, 1998 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase. These increases were offset, in part, by lower revenues at the Company's UDMS subsidiary compared to the year-ago period.

Gross Profit: Gross profit for the three months ended April 30, 1999 was $1,609,201, or 38% of revenues, compared to $550,437, or
28% of revenues, for the three months ended April 30, 1998. The gross profit percentage on systems sales increased from 40% in the first quarter of fiscal 1999 to 51% in the first quarter of fiscal 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues decreased from 21% in the first quarter of fiscal 1999 to 10% in the first quarter of fiscal 2000. The decrease in this percentage was primarily a result of an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Total operating expenses for the first quarter of fiscal 2000 were $2,438,449, a decrease of $569,120, or 19%, compared to $3,007,569 for the first quarter of fiscal 1999. Sales and marketing expenses decreased $632,945 or 39% from the comparable period of 1999 due to personnel reductions directly related to a change in sales and marketing focus for the ChartMaxx product line and DiaLogos in the areas of direct sales, channel partner programs, national accounts and general marketing activities. Research and development expenses decreased $86,347, or 18%, compared to the first quarter of fiscal 1999. This decrease relates to a personnel reduction in the area of product development for DiaLogos and a shifting from independent contractors to full-time employees in the ChartMaxx and OptiMaxx businesses. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses increased by $150,172, or 17%, over the comparable period of the prior year primarily due to the absence of an administrative service reimbursement associated with the sale of Intellicode which was included in the first quarter of fiscal 1999 and an increase in administrative personnel in the current period.

Other Income (Expense): Other income (expense), net, consists primarily of interest income and interest expense. Other income (expense), net, decreased from income of $125,816 for the quarter ended April 30, 1998 to expense of $70,916 for the quarter ended
April 30, 1999.   This decrease is a result of higher interest
expense due to borrowings on the Company's line of credit during the current quarter. The first quarter of fiscal 1999 had interest income related to higher cash and cash equivalents balances due to cash received from the sale of the Company's IntelliCode division to Becton Dickinson and Company in January 1998. Expenses related to the employment of Synergis management, acquisition, and offering costs discussed above under "Synergis Commitments" were $179,663 and $378,961 for the quarters ended April 30, 1999 and 1998, respectively. As of April 30, 1999, the Company has terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

Income Tax Benefit: The Company did not recognize an income tax benefit on its loss from continuing operations for the current quarter as the recognition of these benefits did not meet the recognition criteria for accounting purposes due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The Company recognized a tax benefit of $955,680 on its operating loss for the quarter ended April 30, 1998 due to the Company's ability for income tax purposes to carry back this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division.

Discontinued Operations: Discontinued operations for the first quarter of fiscal 1999 represents the reversal of a portion of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998.

Net Loss: The 38% improvement in the Company's net loss and loss per share was a direct result of improvements in the Company's revenues and gross profit combined with decreased operating expenses. This was partially offset by the Company's inability to recognize an income tax benefit for accounting purposes on its loss from continuing operations.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, bank borrowings, capital lease financing agreements and the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities, and investments in and advances to companies which are deemed to have strategic value to the Company.

In May 1999, the Company received a letter from Nasdaq National Market ("Nasdaq"), the Company's market listing agency, inquiring about the Company's ability to maintain compliance with the minimum net tangible asset requirement of at least $4,000,000 under Maintenance Standard 1 of the Nasdaq regulations. This requirement is essential for the Company to continue to be listed on the Nasdaq. The Company believes that it will be able to comply with the requirement due to (1) the equity financing described below which will increase the Company's net tangible assets by over $4,000,000 on or about June 18, 1999 and (2) the Company's ability to successfully execute its current business plan over the next year. The Company has replied to Nasdaq and is currently awaiting
response.   At this time, Nasdaq has neither accepted nor rejected
the Company's position.

Financing
In January 1999, the Company entered into a month-to-month
agreement with a bank with a limit of $3,250,000.  This line replaced a previous line of credit with the same bank with a limit
of $10,000,000, subject to a defined net worth formula.   In the
first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula and the completion of the debt and equity financing described below. As of April 30, 1999, borrowings of $2,863,298 on the line of credit were classified as current in the Consolidated Balance Sheet. As of January 31, 1999, the Company classified $507,017 of the outstanding balance as current and $2,250,000 as non-current in the Consolidated Balance Sheet. Any amounts outstanding greater than $2,250,000 will become payable to the bank at specified dates throughout fiscal 2000. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2%. The new agreement contains a closing fee of $60,000 and a quarterly commitment fee of 1% on the line of credit limit. The line of credit is secured by all assets of the Company.

In the first quarter of fiscal 2000, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible
Preferred Shares (the "Preferred Shares").   Certain terms of the
Agreement were amended in June 1999. The proceeds of the financing will be utilized to fund working capital requirements and continue product development and market penetration of certain of the Company's core products. Certain terms of the agreement, including the authorization of the Preferred Shares, are subject to potential adjustment and to shareholder approval at the Company's special and annual shareholders' meeting scheduled in June 1999.

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each anniversary of October 31, 1999. The principal portion of the Notes is payable as follows: $666,666 in April 2002, $666,667 in April 2003 and $666,667 in April 2004;
however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon. The Notes provide that if the Preferred Shares are authorized and certain additional terms are approved, by the Company's shareholders prior to July 30, 1999, the Company will issue to the holders of the Notes five-year warrants to purchase 281,137 Preferred Shares at an exercise price not to exceed $1.90. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can elect to convert warrants to Preferred Shares, but would receive a reduced number of Preferred Shares. The Notes also provide that if shareholder approval does not occur prior to July 30, 1999, then any outstanding principal and accumulated interest thereon will become due and payable as of November 28, 1999. Also, the Company would be required to issue to the holders of the Notes a specified percentage of the Company outstanding common stock plus 281,137 warrants to purchase additional shares of common stock at an exercise price not to exceed $1.90.

In addition, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the investors 2,371,815 Preferred Shares, with no stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000. The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first four years, increasing to 10% thereafter. The dividends to the preferred shareholders will be included as a reduction in the Company's earnings (loss) per common share-basic and diluted calculation on a prospective basis. The Preferred Shares include (a) voting rights,
(b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, subject to shareholder approval on or before July 30, 1999, the Company has agreed to issue to the Investors ten-year warrants for the purchase of approximately 720,000 Preferred Shares at a purchase price not to exceed $1.90. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.

Common Stock Repurchase Program
The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock.
 No shares were repurchased for the quarters ended April 30, 1999 and 1998, respectively. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash Flows from Operations
Cash flows provided by operating activities was $33,849 for the quarter ended April 30, 1999. Cash flows used in operating activities was $3,664,240 for the quarter ended April 30, 1998.
The positive cash flow for the first quarter of fiscal 1999 in comparison to fiscal 1998 was largely the result of the significantly better operating performance of the Company and the improvement of working capital for the Company. In addition, the Company paid income taxes of $1.4 million in the first quarter of fiscal 1999, compared to the receipt of a refund in the first quarter of fiscal 2000 of $525,000. Management has continued to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. Management believes that the Company's current pipeline for its ChartMaxx product, its contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories are key opportunities to increase cash flows from operations over the next twelve to eighteen months.

The Company believes that improvements in operating cash flow from the expense reductions and increased revenues noted above combined with its cash and cash equivalents and available line of credit will be sufficient to finance its expected growth and cash requirements in the near term. The Company also believes that its debt and equity financings will provide adequate funding necessary to continue its current level of operations in the near term. There can be no assurance, however, as to the extent or timing of the Company's success in increasing revenues, that additional sources of financing, if needed, will be available on a timely basis or on terms satisfactory to the Company.

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

In addition, both systems incorporate third party software and hardware. While the Company's year 2000 compliance warranty covers the components of third party products which are incorporated into the ChartMaxx or OptiMaxx application, the Company does not independently warrant any third party product. The Company has received certifications from many of its third party vendors that their products are year 2000 compliant and is currently reviewing the remaining third party products and working with those vendors, to determine what steps, if any, are required to ensure compliance.

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

Although management believes that the Company's current pipeline for its ChartMaxx product, its recent contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of this solution to other reference laboratories will result in significant opportunities to increase revenues over the next twelve to eighteen months, any number of factors, including those beyond the control of MedPlus such as each potential customer's financial condition and/or the time frame in which it may receive contract approval, could prevent the execution of such agreements during this period. Furthermore, whether (i) improvements in operating cash flow from the expense reductions and increased revenues combined with cash and cash equivalents, (ii) the Company's available line of credit and (iii) cash received from the debt and equity financing occurring during fiscal 2000 will be sufficient to finance expected growth and cash requirements is also
uncertain.   Finally, although the Company believes the Preferred
Stock described Under "Liquidity and Capital Resources" above will be approved by the Company's shareholders and subsequently issued, there can be no assurance that such approval and issuance will take place as anticipated. If the Preferred Stock is not issued on or before July 31, 1999, then the Notes will become immediately payable and Company will be required to grant to the investment firm and its affiliates a percentage of its then-outstanding common stock.





PART II. OTHER INFORMATION

Items 1-5.  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit                                                Sequentially
Number                Description of Exhibits         Numbered Page

 27.1      Financial Data Schedule for the three
           months ended April 30, 1999                      --

(b) There were no reports on Form 8-K filed during the three month period ended April 30, 1999

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MedPlus, Inc.


Date: June 11, 1999   By:    /s/  Daniel A. Silber
                             Daniel A. Silber *
                             Vice President and Chief Financial
                             Officer


          * Pursuant to the last sentence of General Instruction G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.