Form 10QSB
period 1999-07-31
MEDPLUS INC /OH/
filed 1999-09-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

                         (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1999

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to  ________

Commission file number  Z - 24196

                          MEDPLUS, INC.
   (Exact name of registrant as specified in its charter)

   Ohio                                        48-1094982
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.}

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

            Yes    X                       No

As of September 13, 1999, there were 6,119,570 shares of the registrant's common stock without par value issued and outstanding.

                                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        MEDPLUS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                                    (unaudited)

                                             Three            Three           Six            Six
                                             Months           Months         Months         Months
                                             Ended            Ended          Ended          Ended
                                            July 31,         July 31,       July 31,       July 31,
                                              1999             1998           1999           1998
                                          ___________       ___________    ___________   ____________
Revenues:
  Systems sales                          $   798,924           678,463      3,681,114      1,392,921
  Support and consulting revenues          1,385,361         1,164,966      2,763,785      2,383,859
                                          ___________       ___________    ___________   ____________
         Total revenues                    2,184,285         1,843,429      6,444,899      3,776,780
                                          ___________       ___________    ___________   ____________
Cost of revenues
  Systems sales                              645,877           602,578      2,063,037      1,028,331
  Support and consulting revenues          1,082,161         1,042,964      2,250,178      2,000,123
                                          ___________       ___________    ___________   ____________
         Total cost of revenues            1,728,038         1,645,542      4,313,215      3,028,454
                                          ___________       ___________    ___________   ____________
          Gross profit                       456,247           197,887      2,131,684        748,326

Operating expenses:
  Sales and marketing                        688,597         1,484,266      1,682,578      3,116,572
  Research and development                   622,420           401,587      1,089,721        883,620
  General and administrative               1,081,431         1,175,859      2,124,833      2,069,090
                                          ___________       ___________    ___________   ____________
         Total operating expenses          2,392,448         3,061,712      4,897,132      6,069,282
                                          ___________       ___________    ___________   ____________
  Operating loss                          (1,936,201)       (2,863,825)    (2,765,448)    (5,320,956)

Other income (expense), net:
 Other, net                                 (123,213)         (100,064)      (194,130)        25,750
 Synergis management expenses,
   acquisition and offering costs             --              (317,335)      (179,663)      (696,294)
                                          ___________       ___________    ___________   ____________
         Total other income (expense), net  (123,213)         (417,399)      (373,793)      (670,544)
                                          ___________       ___________    ___________   ____________
   Loss from continuing operations
     before income tax benefit            (2,059,414)       (3,281,224)    (3,139,241)    (5,991,500)
Income tax benefit                            --              (504,364)         --        (1,460,223)
                                          ___________       ___________    ___________   ____________
   Loss from continuing operations        (2,059,414)       (2,776,860)    (3,139,241)    (4,531,277)
Income from discontinued operations           --               168,856          --           177,299
                                          ___________       ___________    ___________   ____________
   Net loss                               (2,059,414)       (2,608,004)    (3,139,241)    (4,353,978)
Conversion discount on preferred stock       346,285             --           346,285          --
Preferred stock dividend requirements         82,000             --            82,000          --
                                          ___________       ___________    ___________   ____________
   Loss attributable to
     common shareholders                 $(2,487,699)       (2,608,004)    (3,567,526)    (4,353,978)
                                          ===========       ===========    ===========   ============
Net loss per common share
  - basic and diluted:
   Continuing operations                 $     (0.41)            (0.45)         (0.59)         (0.74)
   Discontinued operations                    --                  0.03          --              0.03
                                          ___________       ___________    ___________   ____________
        Net loss per common share        $     (0.41)            (0.42)         (0.59)         (0.71)
                                          ===========       ===========    ===========   ============

Weighted average number of shares of
  common stock outstanding                 6,041,269         6,170,726      6,038,776      6,165,529
                                          ===========       ===========    ===========   ============

See accompanying notes to consolidated financial statements.


                                         MEDPLUS, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets

                                                                          July 31,          January 31,
                                                                            1999               1999
                                                                      _______________      _____________
                                                                        (unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                          $  4,516,791          1,148,099
    Accounts receivable, less allowance for doubtful accounts of
        $195,000 at July 31, 1999 and $155,000 at January 31, 1999        3,896,302          5,595,273
    Other receivables                                                        65,244             70,769
    Income taxes refundable                                                  25,000            550,000
    Inventories                                                             407,666            442,312
    Prepaid expenses                                                        682,137            656,588
                                                                      _______________      _____________
              Total current assets                                        9,593,140          8,463,041
                                                                      _______________      _____________

Capitalized software development costs, net                               2,667,733          2,559,823
Fixed assets, net                                                         1,458,036          1,648,093
Excess of cost over fair value of net assets acquired, net                  768,522            714,448
Other assets                                                                210,541            291,402
                                                                      _______________      _____________

                                                                      $  14,697,972         13,676,807
                                                                      ===============      =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of obligations under capital leases          $     146,446            222,558
    Borrowings on line of credit                                          2,508,036            507,017
    Accounts payable                                                      1,003,379          1,712,392
    Accrued expenses                                                      1,549,854          2,099,124
    Deferred revenue                                                      1,260,872          1,158,128
                                                                      _______________      _____________
              Total current liabilities                                   6,468,587          5,699,219
                                                                      _______________      _____________

Obligations under capital leases, excluding current installments             99,489            148,746
Long-term debt, net of deferred debt costs and discounts                  1,870,428          2,250,000
                                                                      _______________      _____________
              Total liabilities                                           8,438,504          8,097,965
                                                                      _______________      _____________

Shareholders' equity:
    Preferred shares, $.01 par value, authorized 5,000,000 shares;
       issued 2,371,815 shares at July 31, 1999                              23,718               -
    Common stock, no par value, authorized 15,000,000 shares; issued
       6,255,269 shares at July 31, 1999 and 6,225,371 shares
       at January 31, 1999                                                    -                   -
    Additional paid-in capital                                           21,454,798         17,639,105
    Treasury stock, at cost, 200,000 shares                                (863,497)          (863,497)
    Accumulated deficit                                                 (14,306,743)       (11,167,502)
    Unearned stock compensation                                             (48,808)           (29,264)
                                                                      _______________      _____________
              Total shareholders' equity                                  6,259,468          5,578,842
                                                                      _______________      _____________
                                                                     $   14,697,972         13,676,807
                                                                      ===============      =============

See accompanying notes to consolidated financial statements.



                                       MEDPLUS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                (unaudited)                 Six Months          Six Months
                                                                               Ended               Ended
                                                                             July 31,             July 31,
                                                                                1999                1998
                                                                            ___________         ___________
Cash flows from operating activities:
   Loss from continuing operations                                        $ (3,139,241)          (4,531,277)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Synergis acquisition and offering costs                                    --                  139,143
     Amortization of capitalized software development costs                    345,751              229,441
     Depreciation of fixed assets                                              304,846              235,046
     Amortization of unearned stock compensation costs                          29,316              108,273
     Amortization of excess of cost over fair value of net assets acquired      41,926               33,385
     Amortization of deferred costs related to long-term debt                   38,969                --
     Deferred income taxes                                                        --               (113,355)
     Realized (gain) loss on sales of  fixed assets                                480               12,633
     Provision for loss on doubtful accounts                                    40,000               83,962
     Changes in assets and liabilities:
       Accounts receivable                                                   1,679,832            1,011,799
       Other receivables                                                         5,525               36,278
       Inventories                                                              34,646              169,080
       Prepaid expenses and other assets                                       (25,548)            (296,278)
       Accounts payable and accrued expenses                                (1,117,802)          (1,355,501)
       Income taxes                                                            525,000           (1,946,869)
       Deferred revenue                                                        102,744              (21,933)
                                                                            ___________         ___________

             Net cash used in operating activities                          (1,133,556)          (6,206,173)
                                                                            ___________         ___________

Cash flows from investing activities:
   Capitalization of software development costs                               (453,660)            (537,798)
   Purchases of fixed assets                                                  (115,270)            (441,223)
   Synergis acquisition and offering costs                                    (173,020)          (1,446,512)
   Payments made for acquisitions of businesses                                (25,000)             (19,858)
   Other advances and investments                                                --                 (28,000)
                                                                            ___________         ___________
   Net cash used in investing activities                                      (766,950)          (2,473,391)
                                                                            ___________         ___________
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs                 --                  58,084
   Proceeds from issuance of preferred shares, net of issuance costs         3,740,242                --
   Purchases of treasury stock                                                   --                (164,348)
   Proceeds from borrowings on line of credit                                5,838,862                3,647
   Repayments on line of credit                                             (6,045,843)          (1,500,000)
   Proceeds from issuance of long-term debt                                  2,000,000                --
   Principal payments on capital lease obligations                            (125,370)             (82,409)
   Payment of debt issue costs                                                (138,693)               --
                                                                            ___________         ___________
       Net cash provided by (used in) financing activities                   5,269,198           (1,685,026)
                                                                            ___________         ___________
Discontinued operations                                                          --                 (94,505)
                                                                            ___________         ___________
       Net increase (decrease) in cash and cash equivalents                  3,368,692          (10,459,095)
Cash and cash equivalents, beginning of period                               1,148,099           13,794,473
                                                                            ___________         ___________
Cash and cash equivalents, end of period                                  $  4,516,791            3,335,378
                                                                            ===========         ===========
Interest paid                                                             $    163,726               84,150
                                                                            ===========         ===========
Income taxes paid                                                         $      --                 600,000
                                                                            ===========         ===========


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

The Company's healthcare related products, included in its Healthcare Solutions segment, presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables health care organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. Recently, the ChartMaxx product line has been modified to allow for purchase and implementation by module, thus enabling tailored solutions that will be less costly and can be implemented in a shorter time frame. OptiMaxx is an optical disk-based archival system designed to meet the departmental and enterprise-wide needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc.
subsidiary ("Universal Document"), included in its Workflow and Document Management segment, develops and sells Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

DiaLogos[tm] Incorporated ("DiaLogos"), included in the Company's Distributed Computing Products and Services segment, is a majority-owned subsidiary and specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services. In the second quarter of fiscal 2000, the Company's majority interest in DiaLogos increased from 58.5% to 78% as a result of the purchase by DiaLogos of its outstanding stock held by a minority shareholder.


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

     (b)  Significant Accounting Policies

          A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended January 31, 1999 included in its Annual Report filed on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year. Certain fiscal 1999 and quarter one, fiscal 2000 amounts have been reclassified to conform to fiscal 2000 presentation.

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


(3)  Bank Agreements

At January 31, 1999, the Company had a revolving line of credit agreement with a bank with a maximum amount available of $3,250,000. In the first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula. Amounts in excess of the $2,250,000 due in February 2000 become payable to the bank at specified dates throughout fiscal 2000. The maximum amount available as of July 31, 1999 was $2,750,000 and $2,508,036 was
outstanding and classified as current in the Consolidated Balance Sheet as of July 31, 1999. As of January 31, 1999, the Company classified $507,017 of the outstanding balance as current and $2,250,000 as non-current in the Consolidated Balance Sheet. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1.5%. The new agreement contained a closing fee of $60,000 and requires a quarterly commitment fee of 1% on the line of credit limit. The line of credit is secured by all assets of the Company.

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

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999. The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon.
The holders of the Notes also received warrants to purchase 281,137 Preferred Shares at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to Preferred Shares, but would receive a reduced number of Preferred Shares.

On June 25, 1999, the Company issued to the investors 2,371,815 Preferred Shares, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,740,242). The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The Preferred Shares include (a) voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Shares were issued to the Investors at a purchase price of $1.66. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.

The $2,000,000 Notes issued by the Company on April 30, 1999 have been recorded net of debt issuance costs and discounts in the Consolidated Balance Sheet as long-term debt for the current quarter. Debt issuance costs and discounts on the Notes will be amortized to interest expense over the remaining term of the Notes.
 The effective interest yield on the Notes is estimated at an annual rate of 14.5%. The estimated fair value of the Note warrants have been recorded as additional paid-in-capital in the Consolidated Balance Sheet. The Preferred Shares and related warrants have also been recorded in shareholders' equity in the Consolidated Balance Sheet based upon their estimated fair value. The estimated fair value of all financial instruments were based upon an external appraisal by an investment banking firm unrelated to the Company.

The Company recognized in the second quarter a beneficial conversion feature on the Preferred Shares of $346,285 that was included in the consolidated statement of operations as an adjustment to net loss. This amount represents the effect of the differential between the conversion price and the closing market price on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it has a negative impact on the Company's earnings (loss) per share-basic and diluted in the second quarter of fiscal 2000. The Company also recorded dividends on the preferred shares as of the declaration date of July 31, 1999. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per share-basic and diluted in the second quarter of fiscal 2000.

(5)  Synergis Management Expenses, Acquisition and Offering Costs

In 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, most recently, through private financing. The Company has incurred expenses related to management expenses, acquisition and offering costs of $179,663 and $696,294 for the six months ended July 31, 1999 and 1998, respectively. In the first quarter of fiscal 2000, the Company had terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company did not incur any expenses in the second quarter of fiscal 2000 and does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

(6)  Operating Segments

Based upon management's organization of its products and services, the company has three reportable segments: Healthcare Solutions (ChartMaxx, OptiMaxx, and FutureCORE), Workflow and Document Management (Universal Document), and Distributed Computing Products and Services (DiaLogos). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. Also, the Company primarily sells to customers within the United States, but has increased its sales and marketing efforts internationally.
Revenues from customers located internationally were not material.

The following table presents the revenues and segment operating results of the Company by operating segment

                                                     Three Months Ended              Six Months Ended
                                                  July 31,         July 31,       July 31,       July 31,
                                                    1999             1998           1999           1998
                                               _____________     _____________  ____________  ______________
Revenues:
   Healthcare solutions                        $ 1,438,167         1,316,797    5,086,621         2,555,065
   Workflow and document management                249,014           271,524      449,235           743,838
   Distributed computing products and services     514,373           365,080      956,279           703,320
   Less intercompany                               (17,269          (109,972)     (47,236)         (225,443)
                                               _____________     _____________  ____________  ______________
         Total revenues                        $ 2,184,285         1,843,429    6,444,899         3,776,780
                                               =============     =============  ============  ==============
Segment operating results:
   Healthcare solutions                        $  (943,511)       (1,365,610)    (761,742)       (2,698,719)
   Workflow and document management                 35,901          (192,976)      32,941          (216,140)
   Distributed computing products and services    (307,230)         (487,223)    (602,504)
(639,591)
         Total segment operating loss           (1,214,840)       (2,045,809)  (1,331,305)       (3,554,450)
   Corporate expenses                             (721,361)         (818,016)  (1,434,143)       (1,766,506)
         Total operating loss                   (1,936,201)       (2,863,825)  (2,765,448)       (5,320,956)
                                               _____________     _____________  ____________  ______________
   Other income (expense):
     Other, net                                   (123,213)         (100,064)    (194,130)           25,750
     Synergis management expenses, acquisition
         and offering costs                         --              (317,335)    (179,663)         (696,294)
                                               _____________     _____________  ____________  ______________
         Loss from continuing operations before
             income tax benefit                $ (2,059,414)      (3,281,224)  (3,139,241)       (5,991,500)
                                               =============     =============  ============  ==============


(7)  Liquidity

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its IntelliCode division, debt financing, offerings of its common stock to the public and, most recently, a subordinated debt and preferred share equity financing. Over the past few years, the Company's net cash outlays have exceeded its ability to generate cash through operations resulting in the need to obtain additional working capital. In addition, as the Company's revolving line of credit expires in February 2000, the Company is currently negotiating with various groups in order to extend or replace this debt with a longer-term facility, as well as to potentially obtain funding from other sources. For fiscal 2000, the Company has made certain operational changes that will hopefully position the Company to substantially improve its operating results, as evidenced by the decrease in cash used in operations from $6.2 million for the six months ended July 31, 1998 to $1.1 million for the six months ended July 31, 1999. Management believes that the additional financing agreements entered into during fiscal 2000, the expected near-term refinancing of its senior debt, the potential sale of a portion of the Company's assets and the execution of its current business plan, will be sufficient to finance current working capital requirements. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability during fiscal 2000.

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

The Company's healthcare related products presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables healthcare organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. Recently, the ChartMaxx product line has been modified to allow for purchase and implementation by module, thus enabling tailored solutions that will be less costly and can be implemented in a shorter time frame. OptiMaxx is an optical disk-based archival system designed to meet the departmental and enterprise-wide needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's FutureCORE, Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document") develops and licenses Step2000[r], a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

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

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's ChartMaxx systems is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results.
These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is priced depending on the number of concurrent users using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a time and material basis.

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

Synergis Commitments
During 1997, the Company's Universal Document subsidiary began a process to identify and recruit certain design automation software resellers and integrators (the "Founding Companies") that Universal Document could acquire or with which it could combine (the "Acquisitions"), and to review the possibility of an initial public offering of its common stock. In October 1997, Universal Document filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was subsequently amended in December 1997 and January 1998, to offer its common stock to the public. Due to adverse market conditions for initial public offerings in January 1998, Universal Document postponed the initial public offering upon the advice of its underwriters.

During early 1998, the Company evaluated the business operations of Universal Document and determined that it no longer complemented the businesses of the Founding Companies. As a result, the Company created its Synergis subsidiary to serve as the acquirer in the Acquisitions. The Company expected the newly created Synergis subsidiary to complete the Acquisitions and an initial public offering of its common stock. Due to adverse conditions in the equity capital markets, however, Synergis' plans to conduct an initial public offering were postponed for a second time in August 1998. As of January 31, 1999, the Company was considering the financing of the Synergis transaction on a private basis.

During the first quarter of fiscal 2000, the Company terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate incurring any additional expenses related to the Synergis transaction on a prospective basis.

Results of Operations

Three Months Ended July 31, 1999 and July 31, 1998

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended July 31, 1999 ("second quarter of fiscal 2000") were $2,184,285, an increase of $340,856, or 18%, from $1,843,429 for the three months ended July
31, 1998 ("second quarter of fiscal 1999").   Systems sales
increased $120,461 or 18% from the second quarter of fiscal 1999, primarily due to various upgrades and installations occurring in fiscal 2000, as well as revenue recognized on certain projects under the percentage of completion method of accounting. Support and consulting revenues of $1,385,361 for the second quarter of fiscal 2000 increased $220,395, or 19%, from the three months ended July 31, 1998 due to increased consulting revenues in the Company's DiaLogos subsidiary, as well as increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the three months ended July 31, 1999 was $456,247, or 21% of revenues, compared to $197,887, or 11% of revenues, for the three months ended July 31, 1998. The gross profit percentage on systems sales increased from 11% in the second quarter of fiscal 1999 to 19% in the second quarter of fiscal 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues increased from 11% in the second quarter of fiscal 1999 to 22% in the second quarter of fiscal 2000. The increase in this percentage was primarily a result of increased support revenues on the Company's ChartMaxx and OptiMaxx contracts
and increased revenues in DiaLogos.   Future gross profit margins
for support and consulting services can be affected by the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Total operating expenses for the second quarter of fiscal 2000 were $2,392,448, a decrease of $669,264, or 22%, compared to $3,061,712 for the second quarter of fiscal 1999.
Sales and marketing expenses decreased $795,669, or 54%, from the comparable period of 1999 due to personnel reductions directly related to a change in sales and marketing focus for the ChartMaxx product line and DiaLogos in the areas of direct sales, channel partner programs, national accounts and general marketing activities. Research and development expenses increased $220,833, or 55%, compared to the second quarter of fiscal 1999. This increase relates to personnel increases in the area of product development as well as a decrease in the amount of research and development capitalized for the quarter over the comparable period. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses decreased slightly by $94,428, or 8%, due to the Company's ongoing monitoring of these types of expenses.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, and expenses incurred with the Synergis transaction. "Other expense" increased from $100,064 of expense for the quarter ended July 31, 1998 to
$123,213 of expense for the quarter ended July 31, 1999.   This
increase is a result of higher interest expense due to borrowings on the Company's line of credit during the current quarter. Also, the second quarter of fiscal 1999 had higher interest income related to higher cash and cash equivalents balances due to cash received from the sale of the Company's IntelliCode division to Becton Dickinson and Company in January 1998. Expenses related to the employment of Synergis management, acquisition, and offering costs discussed above under "Synergis Commitments" were $0 and $317,335 for the quarters ended July 31, 1999 and 1998, respectively. During the first quarter of fiscal 2000, the Company had terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

Income Tax Benefit: The Company did not recognize an income tax benefit on its loss from continuing operations for the current quarter as the recognition of these benefits did not meet the recognition criteria for accounting purposes due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The Company recognized a tax benefit of $504,364 on its operating loss for the quarter ended July 31, 1998 due to the Company's ability for income tax purposes to carry back this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division.

Discontinued Operations: Discontinued operations for the second quarter of fiscal 1999 represents the reversal of a portion of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998.

Net Loss: The 21% improvement in the Company's net loss was a direct result of improvements in the Company's revenues and gross profit combined with decreased operating and other expenses. This was partially offset by the Company's inability to recognize an income tax benefit for accounting purposes on its loss from continuing operations.

Conversion Discount on Preferred Stock: During the second quarter of fiscal 2000, the Company issued 2,371,815 shares of its preferred stock to certain investors at a purchase price of $1.729 per share for gross proceeds of $4,100,000 and net proceeds of
$3,740,242 (see Financing in Liquidity and Capital Resources).   As
a result of this issuance, the Company recorded a conversion discount on the preferred stock of $346,285. This amount represents the effect of the differential between the conversion price of $1.729 and the closing market price of $1.88 on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it does negatively impact the Company's loss per common share-basic and diluted.

Preferred Stock Dividend Requirements: The Company recorded quarterly dividends on the preferred stock as of the declaration date of July 31, 1999. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share:
Net Loss has been adjusted for items related to the preferred shares issued in the second quarter of fiscal 2000 to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

Six Months Ended July 31, 1999 and July 31, 1998

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the six months ended July 31, 1999 ("first half of fiscal 2000") were $6,444,899, an increase of $2,668,119, or 71%, from $3,776,780 for the six months ended July 31, 1998
("first half of fiscal 1999").   Systems sales increased $2,288,193
or 164% from the first half of fiscal 1999, primarily due to an increase in the number of ChartMaxx and OptiMaxx sales recognized in the first half of fiscal 2000, as well as revenue recognized on certain projects under the percentage of completion method of accounting. Additionally, support and consulting revenues of $2,763,785 for the first half of fiscal 2000 increased $379,926, or 16%, from the first half of fiscal 1999 due to increased consulting revenues in the Company's DiaLogos subsidiary as well as increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the six months ended July 31, 1999 was $2,131,684, or 33% of revenues, compared to $748,326, or 20% of revenues, for the six months ended July 31, 1998. The gross profit percentage on systems sales increased from 26% in the first half of fiscal 1999 to 44% in the first half of fiscal 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues increased from 16% in the first half of fiscal 1999 to 19% in the first half of fiscal 2000. The increase in this percentage is primarily attributable to increased support revenues on the Company's ChartMaxx and OptiMaxx contracts and increased revenues in DiaLogos. Offsetting the full benefit of increased revenues was an increase in customer support, installation, and consulting personnel in advance of related revenues. Future gross profit margins for support and consulting services can be affected by the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Total operating expenses for the first half of fiscal 2000 were $4,897,132, a decrease of $1,172,150, or 19%, compared to $6,069,282 for the first half of fiscal 1999. Sales and marketing expenses decreased $1,433,994 or 46% from the comparable period of 1999 due to personnel reductions directly related to a change in sales and marketing focus for the ChartMaxx product line and DiaLogos in the areas of direct sales, channel partner programs, national accounts and general marketing activities. Research and development expenses increased $206,101, or 23%, compared to the second half of fiscal 1999. This increase relates to personnel increases in the area of product development as well as a decrease in the amount of research and development capitalized. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses decreased slightly by $55,743, or 3%, as the Company continues its ongoing monitoring of these types of expenses.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, and expenses incurred with the Synergis transaction. "Other expense" increased from income of $25,750 for the first half of fiscal 1999 to expense
of $194,130 for the first half of fiscal 2000.   This increase in
expense is a result of higher interest expense due to borrowings on the Company's line of credit. Also, fiscal 1999 had higher interest income related to higher cash and cash equivalents balances due to cash received from the sale of the Company's IntelliCode division to Becton Dickinson and Company in January 1998. Expenses related to the employment of Synergis management, acquisition, and offering costs discussed above under "Synergis Commitments" were $179,663 and $696,294 for the six months ended July 31, 1999 and 1998, respectively. As of the first quarter of fiscal 2000, the Company has terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate incurring any additional expenses related to the Synergis transaction.

Income Tax Benefit: The Company did not recognize an income tax benefit on its loss from continuing operations for fiscal 2000 as the recognition of these benefits did not meet the recognition criteria for accounting purposes due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.
The Company recognized a tax benefit of $1,460,223 on its operating loss for fiscal 1999 due to the Company's ability for income tax purposes to carry back this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division.

Discontinued Operations: Discontinued operations for fiscal 1999 represents the reversal of a portion of the accrued loss related to the Step2000 segment which the Company decided to retain in August 1998.

Net Loss: The 28% improvement in the Company's net loss was a direct result of improvements in the Company's revenues and gross profit combined with decreased operating and other expenses. This was partially offset by the Company's inability to recognize an income tax benefit for accounting purposes on its loss from continuing operations.

Conversion Discount on Preferred Stock: During the second quarter of fiscal 2000, the Company issued 2,371,815 shares of its preferred stock to certain investors at a purchase price of $1.729 per share for gross proceeds of $4,100,000 and net proceeds of
$3,740,242 (see Financing in Liquidity and Capital Resources).   As
a result of this issuance, the Company recorded a conversion discount on the preferred stock of $346,285. This amount represents the effect of the differential between the conversion price of $1.729 and the closing market price of $1.88 on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it does negatively impact the Company's loss per common share-basic and diluted.

Preferred Stock Dividend Requirements: The Company recorded quarterly dividends on the preferred stock as of the declaration date of July 31, 1999. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share:
Net Loss has been adjusted for items related to the preferred shares issued in the second quarter of fiscal 2000 to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.


Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements and the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies which are deemed to have strategic value to the Company.

Under Nasdaq National Market regulations, the Company is required to maintain a minimum public float of $5,000,000. During portions of July and August of 1999, the Company's public float was under this required minimum which was the result of the Company's stock trading at depressed values over the past few months. Meeting the public float requirement is essential for the Company to continue to be listed on the Nasdaq National Market and is contingent upon a sufficient increase in the Company's stock price in the near term. As a result, unless the Company's public float meets acceptable levels in the near term, it is possible a formal letter of deficiency may be issued by the Nasdaq National Market indicating a potential delisting of the Company's stock on this market. If this occurs, the Company will pursue listing its stock on alternative markets, including but not limited to the Nasdaq SmallCap Market. (The Company notes for clarification purposes that 392,950 of the shares of the Company's common stock as to which its president, Richard Mahoney, had sole voting power as proxy as indicated in the Company's Proxy Statement dated May 15, 1999 are no longer subject to Mr. Mahoney's proxy.)


Financing
At January 31, 1999, the Company had a revolving line of credit agreement with a bank with a maximum amount available of $3,250,000. In the first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula. Amounts in excess of the $2,250,000 due in February 2000 become payable to the bank at specified dates throughout fiscal 2000. The maximum amount available as of July 31, 1999 was $2,750,000 and $2,508,036 was
outstanding and classified as current in the Consolidated Balance
Sheet.   As the revolving line of credit expires in February 2000,
the Company is currently negotiating with various groups in order to extend or replace this debt with a longer-term facility. The ability of the Company to refinance this debt is critical to the ongoing operations of the Company.

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

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999. The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon.
The holders of the Notes also received warrants to purchase 281,137 Preferred Shares at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to Preferred Shares, but would receive a reduced number of Preferred Shares.

On June 25, 1999, the Company issued to the investors 2,371,815 Preferred Shares, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,740,242). The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The Preferred Shares include (a) voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Shares were issued to the Investors at a purchase price of $1.66. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.

Common Stock Repurchase Program
The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock.
 No shares were repurchased for the six months ended July 31, 1999 and 1998, respectively. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash Flows from Operations and Liquidity
Cash flows used by operating activities was $1,133,556 and $6,206,173 for the six months ended July 31, 1999 and 1998,
respectively.   The reduction in cash used in operations for the
first six months of fiscal 1999 in comparison to fiscal 1998 was largely the result of the significantly better operating performance of the Company and the improvement of working capital for the Company. In addition, the Company had income expense of $1,946,869 in the first half of fiscal 1999, compared to the receipt of a $525,000 tax refund in the first half of fiscal 2000.


Management has continued to incur operating losses from continuing operations and has been reviewing the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Over the past two years, the Company has made significant strides in curtailing expenses, primarily in the area of sales of marketing, and continues to review its current structure to properly manage expenses. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year 2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. As resolution of this matter occurs, the Company anticipates sales of ChartMaxx and OptiMaxx will increase, although there is no assurance that this trend will occur in the near term. Management believes that the Company's current pipeline for its ChartMaxx product, its contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of its solution to other reference laboratories and other hospitals are key opportunities to increase cash flows from operations over the next twelve to eighteen months.

The Company anticipates that improvements in operating cash flow from the expense reductions and increased revenues noted above combined with its cash and cash equivalents and near-term refinancing of its senior debt structure will be sufficient to finance its expected growth and cash requirements in the near term.
 If warranted, the Company would also pursue other financing strategies or the raising of additional capital or selling of assets in order to achieve its longer-term goals. The Company's ability to maintain its current operational status is dependent upon its ability to generate revenue, the proper management of the Company's expenses and the completion of senior debt refinancing referred to above. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

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

The Company's critical internal software systems have been tested and are currently year 2000 compliant.

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

Management believes that the Company's current pipeline for its ChartMaxx product, the ability to expand its existing imaging and workflow contract with Quest Diagnostics Incorporated and its current backlog and opportunities for other OptiMaxx, UDMS, and DiaLogos sales will result in significant opportunities to increase revenues over the next twelve to eighteen months. However, any number of factors, including those beyond the control of MedPlus such as each potential customer's financial condition and/or the time frame in which it may receive contract approval, could prevent the execution of such agreements during this period. Furthermore, whether (i) improvements in operating cash flow from the expense reductions and increased revenues combined with cash and cash equivalents, (ii) the Company's available line of credit and its ability to obtain senior debt refinancing (iii) cash received from the debt and equity financing which occurred during fiscal 2000 and
(iv) other potential financing sources such as equity/debt financing and sales of assets will be sufficient to finance expected growth and cash requirements is also uncertain.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:  N/A

Item 2.  Changes in Securities:

    (b) Changes in Securities. On June 18, 1999, the shareholders of the Company approved and the Ohio Secretary of State certified an amendment to the Company's Articles of Incorporation which created a new class of Series A Convertible Preferred Stock ("Preferred Stock"). The designation, rights, preferences and other terms and conditions relating to the Preferred Stock are described below, however they are set forth in greater detail in (i) Exhibit A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on July 30, 1999 and
(ii) the Securities Purchase Agreement filed with the SEC as an exhibit to the Company's Annual Report on Form 10-KSB relating to fiscal 1999. The following description is merely a brief summary of the terms and conditions of the Preferred Stock which may materially limit or qualify the rights of the holders of common stock of the Company, including but not limited to the effects of dilution, and is qualified in its entirety by reference to the SEC filings described above.

(i) Conversion Features. Subject to certain terms and condi-tions, the holder of any shares of Preferred Stock shall have the right, at its option at any time, to convert any such shares into the number of fully paid and nonassessable shares of Common Stock that is obtained by (i) multiplying the number of Shares of Preferred Stock to be converted by the original purchase price for such shares and (ii) dividing the result by the original purchase price per share for such shares or, in case an adjustment of such price has taken place, then by the conversion price as last adjusted and in effect at the date the shares of Preferred Stock are surrendered for conversion.

(ii) Mandatory Conversion. If at any time the Company conducts a firm commitment underwritten public offering of shares of Common Stock in which (i) the aggregate price paid for such shares by the public is at least $25,000,000 and (ii) the price paid by the public for such shares is at least $5.00 per share (as adjusted), then effective upon the closing of such public offering, all outstanding shares of Preferred Stock will automatically convert to shares of Common Stock. In addition, if at any time after the third anniversary of the date on which the shares of Preferred Stock are initially issued to the Investors the Fair Market Value of one share of Common Stock exceeds 200% of the original purchase price of the shares of Preferred Stock, (as adjusted), then all outstanding shares of Preferred Stock will automatically convert to shares of Common Stock.

(iii) Dividends. The holders of shares of Preferred Stock shall be entitled to receive quarterly cash dividends at the rate per annum equal to 4% of the original purchase price per share until the third anniversary of the date on which such shares were initially issued to the Investors, and thereafter at the rate equal to 10% of the original purchase price per share. Such dividends will be cumulative and will be declared by the Board of Directors and paid by the Company quarterly on January 31, April 30, July 31 and October 31 of each year. At the sole option of the holder of shares of Preferred Stock, such dividends may be paid in the form of additional shares of Common Stock.

(iv) Voting Rights. Except as otherwise provided in the terms of the Preferred Stock or by law, the Preferred Stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company, including, but not limited to actions amending the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock. Each share of Preferred Stock will entitle its holder to the number of votes per share on each action equal to the number of shares of Common Stock into which each share of Preferred Stock is then convertible; provided, however, that if the number of such number of votes is greater than such number of shares of Preferred Stock and is consequently a violation of the rules of the Nasdaq Stock Market applicable to the Company, then the number of votes shall equal the number of shares of Preferred Stock.



(b) Recent Sales of Unregistered Securities.  On June 25, 1999, the Company issued to the investors listed below (the "Investors") 2,371,815 shares of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000, and net proceeds of $3,740,242

Name and Address of Purchaser                 Number of Shares Purchased          Purchase Price for Shares
Cahill Warnock Strategic Partners Fund, L.P.          2,192,494                      $3,790,019.63
c/o Cahill, Warnock & Company, LLC
One South Street, Suite 2150
Baltimore, MD  21202
Attn:  Edward L. Cahill

Strategic Associates, L.P.                              121,484                      $  210,001.37
c/o Cahill, Warnock & Company, LLC
One South Street, Suite 2150
Baltimore, MD  21202
Attn:  Edward L. Cahill

Double Black Diamond II, LLC                             57,837                      $  99,979.00
50 California Street, Suite 3200
San Francisco, CA  94111
Attn:  Thomas G. McKinley

The securities were offered privately to the investors and were exempt from registration pursuant to Section
4(2) of the Securities Act of 1933.  The shares of Preferred Stock are convertible into equity securities pursuant to the conversion terms described in Item 2(b) above.


Item 3.  Defaults Upon Senior Securities:  N/A

Item 4.   Submission of Matters to a Vote of Security Holders

a. The Company held a special meeting in lieu of its annual meeting of shareholders on June 18, 1999.

b. The following matters were voted upon at the annual shareholders' meeting:

(i) The following six individuals were each reelected as members of the board of directors:

The nominees, Richard A. Mahoney, Robert E. Kenny III, Paul J. Stein, Jay Hilnbrand, Philip S. Present II and Martin A. Neads are currently serving as members of the Board of Directors. While management has no reason to believe that any of the nominees will, prior to the date of the meeting, refuse or be unable to accept the nominations, should any nominee so refuse or become unable to accept, the proxies will be voted for the election of such substitute nominee, if any, as may be recommended by the Board of Directors. Nominees receiving the six highest totals of votes cast in the election will be elected as directors. Proxies in the form solicited hereby that are returned to the Company will be voted in favor of the six nominees specified above unless otherwise instructed by the shareholders. Abstentions and shares not voted by brokers and other entities holding shares on behalf of beneficial owners will not be counted and will have no effect on the outcome of the election.

Nominee                                      Votes For            Votes Against              Abstentions
Richard A. Mahoney                          5,493,886                    0                      11,953
Robert E. Kenny III                         5,494,366                    0                      11,473
Paul J. Stein                               5,494,366                    0                      11,473
Jay Hilnbrand                               5,494,366                    0                      11,473
Philip S. Present II                        5,392,766                    0                     113,073
Martin A. Neads                             5,494,366                    0                      11,473

The following matters were also voted upon at the special in lieu of annual meeting:

Matter                                       Votes For            Votes Against              Abstentions
Approval of an amendment to the
Company's Articles of Incorporation
creating a class of 5,000,000 shares of
Series A Convertible Preferred Stock
("Preferred Stock").                         3,413,938               36,480                    11,753

Approval of the issuance of 2,371,815
shares of Preferred Stock, warrants to
purchase up to an additional 1,040,699
shares of Preferred Stock and the
potential issuance of an indeterminate
number of shares of the Company's
Common Stock issuable upon the
conversion of shares of Preferred Stock
for purposes of complying with the
shareholder approval requirements
of The Nasdaq Stock Market.                  3,396,538               47,130                    12,853

Approval of the issuance of 2,371,815
shares of Preferred Stock, warrants to
purchase up to an additional 1,040,699
shares of Preferred Stock and the
potential issuance of an indeterminate
number of shares of the Company's
Common Stock issuable upon the
conversion of shares of Preferred Stock
for purposes of complying with the
shareholder approval requirements of
the Ohio Control Share Acquisition Act.      3,396,638               47,130                    12,753


Item 5.  Other Information:  N/A

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit Number                Description of Exhibit

   27.1                    Financial Data Schedule for six months
                           ended July 31, 1999

(b) The following Reports were filed on Form 8-K for the three month period ended July 31, 1999

(1) A current report on Form 8-K, Item 5, dated June 9, 1999 was filed regarding the Company's debt and equity financing entered into on April 30 1999 and amended on June 8, 1999.

(2) A current report on Form 8-K, Item 5, dated July 9, 1999 was filed which included Pro Forma Consolidated Financial Statements reflecting on a pro forma basis, the debt and equity financing referred to in (1).


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MedPlus, Inc.



Date:   September 14, 1999
By:     /s/ Daniel A. Silber

        Daniel A. Silber
        Vice President and Chief Financial Officer



* Pursuant to the last sentence of General Instruction G to Form 10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.