Form 10QSB
period 1999-10-31
MEDPLUS INC /OH/
filed 1999-12-15
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

                              (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 1999

                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


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

                   Yes    X                       No

As of Decenber 13, 1999, there were 6,119,570 shares of the registrant's common stock without par value issued and outstanding.


                                                   PART I. FINANCIAL INFORMATION
                                                   Item 1.  Financial Statements

                                                   MEDPLUS, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Operations
                                                             (unaudited)

                                                    Three            Three              Nine               Nine
                                                    Months           Months             Months             Months
                                                    Ended            Ended              Ended              Ended
                                                  October 31,      October 31,        October 31,        October 31,
                                                    1999             1998               1999                1998
                                                  ___________      ___________        ___________        ___________
Revenues:
          Systems sales                          $ 1,761,950        2,595,118           5,422,988         3,976,939
          Support and consulting revenues          1,279,806        1,354,009           4,063,667         3,748,968
                                                  ___________      ___________        ___________        ___________
             Total revenues                        3,041,756        3,949,127           9,486,655         7,725,907
                                                  ___________      ___________        ___________        ___________
Cost of revenues:
          Systems sales                              863,893        1,235,044           2,916,893         2,289,325
          Support and consulting revenues          1,195,519        1,476,529           3,455,734         3,451,452
                                                  ___________      ___________        ___________        ___________
             Total cost of revenues                2,059,412        2,711,573           6,372,627         5,740,777
                                                  ___________      ___________        ___________        ___________
          Gross profit                               982,344        1,237,554           3,114,028         1,985,130

Operating expenses:

          Sales and marketing                      1,022,398        1,277,951           2,704,976         4,394,522
          Research and development                   460,408          591,655           1,550,129         1,474,524
          General and administrative                 893,478          983,129           3,051,698         3,056,151
                                                  ___________      ___________        ___________        ___________
             Total operating expenses              2,376,284        2,852,735           7,306,803         8,925,197
                                                  ___________      ___________        ___________        ___________
          Operating loss                          (1,393,940)      (1,615,181)         (4,192,775)       (6,940,067)


Other income (expense), net:
      Other, net                                    (131,248)         302,854            (291,991)          322,493
      Synergis management expenses,
        acquisition and offering costs                 --            (393,878)           (179,663)       (1,080,131)
                                                  ___________      ___________        ___________        ___________
          Total other income (expense), net         (131,248)         (91,024)           (471,654)         (757,638)
                                                  ___________      ___________        ___________        ___________

         Loss from continuing operations
           before income tax benefit              (1,525,188)      (1,706,205)         (4,664,429)       (7,697,705)
Income tax benefit                                   (11,176)        (206,147)            (11,176)       (1,666,370)
                                                  ___________      ___________        ___________        ___________
       Loss from continuing operations            (1,514,012)      (1,500,058)         (4,653,253)       (6,031,335)
Income from discontinued operations                    --               --                  --              177,299
                                                  ___________      ___________        ___________        ___________
       Net loss                                   (1,514,012)      (1,500,058)         (4,653,253)       (5,854,036)
                                                  ___________      ___________        ___________        ___________

Conversion discount on preferred stock                 --               --                346,285             --
Preferred stock dividend requirements                 82,000            --                164,000             --
                                                  ___________      ___________        ___________        ___________
       Loss attributable to common shareholders  $(1,596,012)      (1,500,058)         (5,163,538)       (5,854,036)
                                                  ===========      ===========        ===========        ===========

Net loss per common share - basic and diluted:
        Continuing operations                    $     (0.26)           (0.25)              (0.85)            (0.98)
        Discontinued operations                        --               --                  --                 0.03
                                                  ___________      ___________        ___________        ___________
            Net loss per common share            $     (0.26)           (0.25)              (0.85)            (0.95)
                                                  ===========      ===========        ===========        ===========

Weighted average number of shares of
      common stock outstanding                     6,098,955        6,085,537          6,059,056          6,138,572
                                                  ===========      ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                                                 MEDPLUS, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets

                                                                         October 31,                  January 31,
                                                                           1999                          1999
                                                                         ___________                  ____________
                                                                         (unaudited)

ASSETS

Current assets:
          Cash and cash equivalents                                      $ 1,967,154                    1,148,099
          Accounts receivable, less allowance for doubtful accounts
            of $195,800 at October 31, 1999 and $155,000 at
            January 31, 1999                                               4,523,711                    5,595,273
          Other receivables                                                   31,336                       70,769
       Income taxes refundable                                                 --                         550,000
          Inventories                                                        533,122                      442,312
          Prepaid expenses                                                   632,406                      656,588
                                                                          ___________                  ___________
                                     Total current assets                  7,687,729                    8,463,041
                                                                          ___________                  ___________

Capitalized software development costs, net                                2,751,199                    2,559,823
Fixed assets, net                                                          1,361,039                    1,648,093
Excess of cost over fair value of net assets acquired, net                   745,694                      714,448
Other assets                                                                 217,142                      291,402
                                                                          ___________                  ___________
                                                                         $12,762,803                   13,676,807
                                                                          ===========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current installments of obligations under capital leases       $   114,343                      222,558
          Borrowings on line of credit                                     2,167,009                      507,017
          Accounts payable                                                 1,099,338                    1,712,392
          Accrued expenses                                                 1,490,948                    2,099,124
          Deferred revenue                                                 1,131,832                    1,158,128
                                                                          ___________                  ___________
                                    Total current liabilities              6,003,470                    5,699,219
                                                                          ___________                  ___________
Obligations under capital leases, excluding current installments              74,081                      148,746
Long-term debt, net of deferred debt costs and discounts                   1,893,037                    2,250,000
                                                                          ___________                  ___________
                         Total liabilities                                 7,970,588                    8,097,965
                                                                          ___________                  ___________
Shareholders' equity:
          Preferred shares, $.01 par value, authorized 5,000,000
             shares; issued   2,371,815 shares at October 31, 1999            23,718                         -
          Common stock, no par value, authorized 15,000,000 shares;
             issued 6,255,269 shares at October 31, 1999
             and 6,225,371 shares at January 31, 1999                           -                            -
          Additional paid-in capital                                      21,488,038                   17,639,105
       Treasury stock, at cost, 200,000 shares                              (863,497)                    (863,497)
          Accumulated deficit                                            (15,820,754)                 (11,167,502)
          Unearned stock compensation                                        (35,290)                     (29,264)
                                                                          ___________                  ___________
                                   Total shareholders' equity              4,792,215                    5,578,842
                                                                          ___________                  ___________

                                                                         $12,762,803                   13,676,807
                                                                          ===========                  ===========

See accompanying notes to consolidated financial statements.


                                                       MEDPLUS, INC. AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows

                                                                        Nine Months                  Nine Months
                                                                           Ended                        Ended
                                                                        October 31,                  October 31,
                                                                            1999                         1998
                                                                        ___________                 ____________
                                                                        (unaudited)

Cash flows from operating activities:
 Loss from continuing operations                                       $(4,653,253)                  (6,031,335)
 Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      Synergis acquisition and offering costs                                --                         139,143
    Amortization of capitalized software development costs                 530,615                      355,732
    Depreciation of fixed assets                                           457,013                      389,624
    Amortization of unearned stock compensation costs                       42,834                       68,234
    Amortization of excess of cost over fair value of net assets acquired   64,754                       60,093
    Amortization of deferred costs related to long-term debt                71,938                         --
    Deferred income taxes                                                    --                        (319,502)
    Realized (gain) loss on sales of fixed assets                              480                       16,612
    Provision for loss on doubtful accounts                                 40,800                      108,962
    Changes in assets and liabilities:
       Accounts receivable                                               1,045,022                   (1,898,634)
       Other receivables                                                    39,434                       80,928
       Inventories                                                         (90,809)                      17,280
       Prepaid expenses and other assets                                    30,183                     (107,653)
       Accounts payable and accrued expenses                              (988,451)                    (510,116)
       Income taxes                                                        550,000                   (1,946,869)
       Deferred revenue                                                    (26,296)                     381,468
                                                                        ___________                 ____________
             Net cash used in operating activities                      (2,885,736)                  (9,096,033)
                                                                        ___________                 ____________
Cash flows from investing activities:
    Capitalization of software development costs                          (721,990)                    (760,636)
    Purchases of fixed assets                                             (170,440)                    (503,095)
    Synergis acquisition and offering costs                               (222,774)                  (1,684,540)
    Payments made for acquisitions of businesses                           (32,666)                     (19,858)
    Other advances and investments                                            --                       (291,291)
                                                                        ___________                 ____________
              Net cash used in investing activities                     (1,147,870)                  (3,259,420)
                                                                        ___________                 ____________
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of issuance costs             --                         58,084
    Proceeds from issuance of preferred shares, net of issuance costs    3,740,242                         --
    Purchases of treasury stock                                               --                       (809,940)
    Proceeds from borrowings on line of credit                           7,321,080                    2,411,518
    Repayments on line of credit                                        (7,887,088)                  (1,657,748)
    Proceeds from issuance of long-term debt                             2,000,000                         --
    Principal payments on capital lease obligations                       (182,880)                    (140,991)
    Payment of debt issue costs                                           (138,693)                        --
                                                                        ___________                 ____________
          Net cash provided by (used in) financing activities            4,852,661                     (139,077)
                                                                        ___________                 ____________
Discontinued operations                                                       --                        (94,505)
                                                                        ___________                 ____________
          Net increase (decrease) in cash and cash equivalents             819,055                  (12,589,035)
Cash and cash equivalents, beginning of period                           1,148,099                   13,794,473
                                                                        ___________                 ____________
Cash and cash equivalents, end of period                               $ 1,967,154                    1,205,438
                                                                        ===========                 ============
Interest paid                                                          $   320,871                       88,678
                                                                        ===========                 ============
Income taxes paid                                                      $     9,211                      600,000
                                                                        ===========                 ============
See accompanying notes to consolidated financial statements.

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

The Company's healthcare related products, included in its Healthcare Solutions segment, presently consist of the ChartMaxx[tm] Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx[r] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables health care organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data. Recently, the ChartMaxx product line has been modified to allow for its purchase and implementation by module, thus enabling tailored solutions that will be less costly and can be implemented in a shorter time frame. OptiMaxx is an optical disk-based archival system designed to meet the departmental and enterprise-wide needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[r], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

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

    (c) Net Earnings (Loss) Per Common Share

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

(3)  Bank Agreements

At January 31, 1999, the Company had a revolving line of credit agreement with a bank with a maximum amount available of $3,250,000. In the first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula (as defined in the line of credit agreement). Amounts in excess of the $2,250,000 due in February 2000 become payable to the bank at specified dates throughout fiscal 2000. As of January 31, 1999, the Company classified $507,017 of the outstanding balance as current and $2,250,000 as non-current in the Consolidated Balance Sheet. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2%. The new agreement contained a closing fee of $60,000 and requires a quarterly commitment fee of 1% on the line of credit limit. The line of credit is secured by all assets of the Company.

As of October 31, 1999, the maximum amount available was $2,500,000 and $2,167,990 was outstanding and classified as current in the Consolidated Balance Sheet. Based upon the defined net worth formula, the Company was required to maintain a defined net worth of $8,000,000 at October 31, 1999. As the Company's defined net worth did not meet this requirement as of October 31, 1999, the Company was in non-compliance with this covenant. However, the Company has obtained a waiver for this covenant violation from the bank until January 31, 2000. Also, the Company has been negotiating with its senior lender to extend or replace this obligation due in February 2000 with a longer-term facility (See also Footnote 8 "Liquidity").

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

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999.The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon.
The holders of the Notes also received warrants to purchase 281,137 Preferred Shares at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to Preferred Shares, but would receive a reduced number of Preferred Shares.

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

The $2,000,000 Notes issued by the Company on April 30, 1999 have been recorded, net of debt issuance costs and discounts, in the Consolidated Balance Sheet as long-term debt for the current quarter. Debt issuance costs and discounts on the Notes will be amortized to interest expense over the remaining term of the Notes. The effective interest yield on the Notes is estimated at an annual rate of 14.5%. The estimated fair value of the Note warrants have been recorded as additional paid-in-capital in the Consolidated Balance Sheet. The Preferred Shares and related warrants have also been recorded in shareholders' equity in the Consolidated Balance Sheet based upon their estimated fair value. The estimated fair value of all financial instruments were based upon an external appraisal by an investment banking firm unrelated to the Company.

The Company recognized in the second quarter a beneficial conversion feature on the Preferred Shares of $346,285 that was included in the consolidated statement of operations as an adjustment to net loss. This amount represents the effect of the differential between the conversion price and the closing market price on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it has a negative impact on the Company's earnings (loss) per common share-basic and diluted in the second quarter of fiscal 2000. The Company also records dividends on the preferred shares on a quarterly basis beginning in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per share-basic and diluted in the second quarter of fiscal 2000.

(5) Synergis Management Expenses, Acquisition and Offering Costs

In 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, most recently, through private financing. The Company has incurred expenses related to management expenses, acquisition and offering costs of $179,663 and $1,080,131 for the nine months ended October 31, 1999 and 1998, respectively. In the first quarter of fiscal 2000, the Company had terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company has not incurred any expenses subsequent to the first quarter of fiscal 2000 and does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.


(6) Legal Contingencies

Various lawsuits arising during the normal course of business are pending against the Company and its consolidated subsidiaries. In the opinion of management, no material effect on the Company's consolidated financial position or results of operations is expected to result from these matters.

During the third quarter of fiscal 2000, the Company settled a claim filed by a former contractor of the Company for $375,000.
The Company made a cash payment of $150,000 in the third quarter of fiscal 2000 which has been included in operating activities in the Consolidated Statement of Cash Flows. The remaining amount will be paid over the next six months. The Company recorded expense of $246,000 in the third quarter of fiscal 2000 which was included in sales and marketing expense in the Consolidated Income Statement. The Company also recorded additional expense of $129,000 in the first and second quarters of fiscal 2000 based upon management's estimated of settlement costs.

(7) Operating Segments

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

The following table presents the revenues and segment operating results of the Company by operating segment:

                                                                 Three Months Ended                Nine Months Ended
                                                            October 31,        October 31,   October 31,      October 31,
                                                              1999                1998           1999            1998
                                                            __________         __________    __________      __________
Revenues:
   Healthcare solutions                                   $  2,249,902          3,607,498     7,336,522       6,162,563
   Workflow and document management                            452,049            369,080       901,284       1,112,918
   Distributed computing products and services                 341,030            373,540     1,297,309       1,076,860
   Less intercompany                                            (1,225)          (352,030)      (48,460)       (626,434)
                                                            __________         __________    __________      __________
         Total revenues                                   $  3,041,756          3,949,127     9,486,655       7,725,907

Segment operating results:
   Healthcare solutions                                   $   (667,212)          (286,814)   (1,428,954)     (2,985,532)
   Workflow and document management                            197,108             91,020       230,050        (135,160)
   Distributed computing products and services                (238,507)          (580,585)     (694,734)     (1,074,923)
                                                            __________         __________    __________      __________
         Total segment operating loss                         (708,611)          (776,379)   (1,893,638)     (4,195,615)
   Corporate expenses                                         (685,329)          (838,802)   (2,299,137)     (2,744,452)
                                                            __________         __________    __________      __________
         Total operating loss                               (1,393,940)        (1,615,181)   (4,192,775)     (6,940,067)
                                                            __________         __________    __________      __________


Other income (expense):
     Other, net                                              (131,248)           302,854      (291,991)        322,493
     Synergis management expenses, acquisition
         and offering costs                                     --              (393,878)      (179,663)     (1,080,131)
                                                            __________         __________    __________      __________
         Loss from continuing operations before
             income tax benefit                           $ (1,525,188)       (1,706,205)    (4,664,429)     (7,697,705)




(8) Liquidity and Subsequent Event

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its Intellicode division, debt financing, offerings of its common stock to the public and, most recently, a subordinated debt and preferred share equity financing. Over the past few years, the Company's net cash outlays have exceeded its ability to generate cash through operations resulting in the need to obtain additional working capital. In addition, as of October 31, 1999, the Company did not meet a covenant related to a minimum defined net worth requirement for its line of credit with a bank (see footnote 3
"Bank Agreements"). The Company has obtained a waiver for the covenant violation and has been negotiating with its senior lender to extend or replace this debt due in February 2000 with a longer-term facility.

Subsequent to October 31, 1999, the Company entered into a letter of intent with a third party to license its ChartMaxx system for a five-year term for $2,500,000. The agreement would allow a fully integrated ChartMaxx solution including Internet connectivity to provide physicians with access to critical clinical and demographic data. The license fee is payable to the Company upon final contract execution and will be utilized to fund the ongoing operations of the Company.

In order to continue to fund its current working capital requirements, it is critical for the Company to replace or extend its line of credit and increase its current level of sales while controlling costs. Management believes that the expected near-term refinancing of its senior debt, a potential sale of a portion of the Company's assets or other financing alternatives, and the execution of its current business plan-including the letter of intent received subsequent to quarter end, will be sufficient to finance near term working capital requirements. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

MedPlus, Inc. (the "Company") provides information technology solutions designed to enable customers to manage information efficiently and cost effectively through innovative technology, consulting, and education. It has been the Company's practice to continue to develop new products, enhance existing applications, make selected strategic acquisitions, and introduce consulting services, which has led to revenue growth since the commencement of operations. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management, workflow, systems integration and technology education.

The Company's healthcare related products presently consist of the ChartMaxx Enterprise-wide Patient Record System ("ChartMaxx") and the OptiMaxx Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic patient record system that enables healthcare organizations to create and manage a fully paperless electronic patient record comprising clinical, financial and administrative data captured from scanned paper and digital data.
Recently, the ChartMaxx product line has been modified to allow for purchase and implementation by module, thus enabling tailored solutions that will be less costly and can be implemented in a shorter time frame. OptiMaxx is an optical disk-based archival system designed to meet the departmental and enterprise-wide needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's FutureCORE, Inc.
subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc.
subsidiary ("Universal Document") develops and licenses Step2000, a workflow, document management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

In January 1998, the Company acquired a majority interest in DiaLogos Incorporated ("DiaLogos"). DiaLogos specializes in assisting organizations in the integration of enterprise-wide business systems with existing applications and data using distributed object computing, including CORBA and Java technologies, through education, consulting and implementation services.

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


Results of Operations

Three Months Ended October 31, 1999 and October 31, 1998

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues:  Revenues for the three months ended October 31, 1999
("third quarter of fiscal 2000") were $3,041,756, a decrease of $907,371, or 23%, from $3,949,127 for the three months ended
October 31, 1998 ("third quarter of fiscal 1999"). Systems sales decreased $833,168 or 32% from the third quarter of fiscal 1999, primarily due to the sale of two large OptiMaxx systems in the third quarter of fiscal 1999. Support and consulting revenues of $1,279,806 for the third quarter of fiscal 2000 decreased $74,203, or 5%, from the third quarter of fiscal 1999 due to decreased consulting revenues in the Company's DiaLogos and UDMS subsidiaries, offset by increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the three months ended October 31, 1999 was $982,344, or 32% of revenues, compared to $1,237,554, or
31% of revenues, for the three months ended October 31, 1998. The gross profit percentage on systems sales remained strong at 51% for both quarters as the Company sold a higher proportion of proprietary software relative to lower margin third party hardware and software during both periods. The gross profit percentage on support and consulting revenues increased from -9% in the third quarter of fiscal 1999 to 6% in the second quarter of fiscal 2000.
The increase in this percentage was primarily a result of increased support revenues on the Company's ChartMaxx and OptiMaxx contracts.
In addition, last year's expenses were negatively impacted by an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of these personnel. Margins for future quarters will remain depressed until the level of support and consulting revenues increase to better utilize fixed resources. Future gross profit margins for support and consulting services can be affected by the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Total operating expenses for the third quarter of fiscal 2000 were $2,376,284, a decrease of $476,451, or 17%, compared to $2,852,735 for the third quarter of fiscal 1999. Sales and marketing expenses decreased $255,553, or 20%, from the comparable period of 1999 due to personnel reductions directly related to a change in sales and marketing focus for the ChartMaxx product line and the DiaLogos subsidiary. Offsetting this decrease, the Company recorded expense of $246,000 in the current quarter related to the settlement of a claim filed by a former contractor of the Company. Research and development expenses decreased
$131,247, or 22%, compared to the third quarter of fiscal 1999 as the Company experienced personnel reductions in the area of product development for its DiaLogos group. General and administrative expenses decreased slightly by $89,651, or 9%, due to the Company's ongoing monitoring of these types of expenses.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, and expenses incurred with the Synergis transaction. "Other expense" increased from $302,854 of income for the quarter ended October 31, 1998 to $131,248 of expense for the quarter ended October 31, 1999. This increase is a result of higher interest expense due to borrowings on the Company's line of credit and subordinated debt during the current quarter. In addition, the Company recognized income of $297,000 in the third quarter of fiscal 2000 related to the recognition of minority interest income associated with its DiaLogos subsidiary. Expenses related to the employment of Synergis management, acquisition, and offering costs discussed above under "Synergis Commitments" were $0 and $393,878 for the quarters ended October 31, 1999 and 1998, respectively. During the first quarter of fiscal 2000, the Company had terminated all efforts to merge Synergis with other entities. As all negotiations have been terminated, the Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

Income Tax Benefit: The Company recognized an income tax benefit of $11,176 in the current quarter related to a refund for prior tax years' in excess of the amount originally estimated. The Company did not recognize an income tax benefit on the current year's operations as the recognition of these benefits did not meet the recognition criteria for accounting purposes due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The Company recognized a tax benefit of $206,147 on its operating loss for the quarter ended October 31, 1998 due to the Company's ability for income tax purposes to carry back this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division.

Net Loss: Net loss has remained comparable between quarters. The current quarter was negatively affected in comparison to the prior year's comparable quarter by lower sales and the inability to recognize an income tax benefit for accounting purposes on its loss from continuing operations. This was offset by an overall decrease in operating expenses and the cessation of the Company's activities related to Synergis.

Preferred Stock Dividend Requirements: The Company began recording quarterly dividends on its preferred stock in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share:
Net Loss has been adjusted for the dividend requirements related to the preferred shares issued in the second quarter of fiscal 2000 to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

Nine Months Ended October 31, 1999 and October 31, 1998

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues:  Revenues for the nine months ended October 31, 1999
("first three quarters of fiscal 2000") were $9,486,655, an increase of $1,760,748, or 23%, from $7,725,907 for the nine months ended October 31, 1998 ("first three quarters of fiscal 1999").
Systems sales increased $1,446,049 or 36% from the first three quarters of fiscal 1999, primarily due to an increase in the number of ChartMaxx and OptiMaxx sales recognized in the first three quarters of fiscal 2000, as well as revenue recognized on certain projects under the percentage of completion method of accounting.
Additionally, support and consulting revenues of $4,063,667 for the first three quarters of fiscal 2000 increased $314,699, or 8%, from the first three quarters of fiscal 1999 due to increased year-to-date consulting revenues in the Company's DiaLogos subsidiary as well as increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the nine months ended October 31, 1999 was $3,114,028, or 33% of revenues, compared to $1,985,130, or
26% of revenues, for the nine months ended October 31, 1998. The gross profit percentage on systems sales increased from 42% in the first three quarters of fiscal 1999 to 46% in the first three quarters of fiscal 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues increased from 8% in the first three quarters of fiscal 1999 to 15% in the first three quarters of fiscal 2000. The increase in this percentage is primarily attributable to increased support revenues on the Company's ChartMaxx and OptiMaxx contracts and increased year-to-date revenues in DiaLogos. Offsetting the full benefit of increased revenues was an increase in customer support, installation, and consulting personnel in advance of related revenues. Margins for future quarters will remain depressed until the level of sales increases to better utilize fixed resources.
Future gross profit margins for support and consulting services can be affected by the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when they become billable to customers, or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Total operating expenses for the first three quarters of fiscal 2000 were $7,306,803, a decrease of $1,618,394, or 18%, compared to $8,925,197 for the first three quarters of fiscal 1999. Sales and marketing expenses decreased $1,689,546 or 38% from the comparable period of 1999 due to personnel reductions directly related to a change in sales and marketing focus for the ChartMaxx product line and the DiaLogos subsidiary. Offsetting this decrease, the Company expensed $246,000 in the current quarter related to the settlement of a claim filed by a former contractor of the Company. Research and development expenses increased
$75,605, or 5%, compared to the first three quarters of fiscal
1999. This increase relates to personnel increases in the area of product development for ChartMaxx and OptiMaxx. Offsetting this increase, the Company also reduced its product development staff for its DiaLogos subsidiary in the second quarter of fiscal 2000.
The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities.
General and administrative expenses decreased slightly by $4,453, as the Company continues to monitor of these types of expenses.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, and expenses incurred with the Synergis transaction.  "Other expense" increased from income of $322,493 for the first three quarters of fiscal 1999 to expense of $291,991 for the first three quarters of fiscal 2000.
 This increase in expense is a result of higher interest expense due to borrowings on the Company's line of credit and subordinated
debt.   In addition, the Company recognized income of $297,000 in
the third quarter of fiscal 1999 related to the recognition of minority interest income associated with its DiaLogos subsidiary.
Expenses related to the employment of Synergis management,
acquisition, and offering costs discussed above under "Synergis
Commitments" were $179,663 and $1,080,131 for the nine months ended
October 31, 1999 and 1998, respectively.  As of the first quarter of fiscal 2000, the Company has terminated all efforts to merge
Synergis with other entities.  As all negotiations have been terminated, the Company does not anticipate incurring any
additional expenses related to the Synergis transaction.

Income Tax Benefit: The Company recognized an income tax benefit of $11,176 in the current quarter related to a refund for prior tax years' in excess of the amount originally estimated. The Company did not recognize an income tax benefit on its loss from continuing operations for fiscal 2000 as the recognition of these benefits did not meet the recognition criteria for accounting purposes due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The Company recognized a tax benefit of $1,666,370 on its operating loss for fiscal 1999 due to the Company's ability for income tax purposes to carry back this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division.

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

Preferred Stock Dividend Requirements: The Company began recording quarterly dividends on its preferred stock in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share:
Net Loss has been adjusted for items related to the preferred shares issued in the second quarter of fiscal 2000 to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.


Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, anticipated revenue growth, capital expenditures and strategic investments. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements and the sale of the assets of its IntelliCode division. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies which are deemed to have strategic value to the Company

The Company's current cash and cash equivalents outstanding in the Consolidated Balance Sheet as of October 31, 1999 are not sufficient to repay its outstanding line of credit due in February
2000.  This line of credit was considered in default as of October
31, 1999 due to a covenant violation. However, the Company has obtained a waiver for this covenant violation from the bank until January 31, 2000 (see also footnote 3 "Bank Agreements"). In addition, the Company will continue to need funds to meet its working capital needs in the near term. The Company has been negotiating with its senior lending partner to extend or replace this debt with a longer-term facility. Also, subsequent to quarter end, the Company entered into a letter of intent with a third party to license its ChartMaxx product for a five-year term for $2.5 million, payable upon contract execution. The Company is also considering obtaining funding from other sources, including the sale of a portion of its operational assets or a potential equity offering to meet its working capital needs and bank commitments. There can be no assurances, however, that funding will be obtained or these goals will be accomplished in the near term.

Under Nasdaq National Market ("NASDAQ") regulations, the Company is required to maintain a minimum public float of $5,000,000.
During the third quarter of fiscal 2000, the Company's public float was under this required minimum. This was the result of the Company's stock trading at depressed values over the past few months. Meeting the public float requirement is essential for the Company to continue to be listed on the Nasdaq National Market and is contingent upon a sufficient increase in the Company's stock price in the near term. During November 1999, the Company's public float had reached an acceptable level for compliance with Nasdaq regulations over the required time period. As a result, on December 13, 1999, the Company received a letter from Nasdaq acknowledging that the Company was now in compliance with the regulation and that the issue was resolved.

Financing
At January 31, 1999, the Company had a revolving line of credit agreement with a bank with a maximum amount available of $3,250,000. In the first quarter of fiscal 2000, the bank amended the credit agreement to reduce the limit to $3,000,000 and to extend the expiration of $2,250,000 of this limit to February 2000, subject to a defined net worth formula. Amounts in excess of the $2,250,000 due in February 2000 become payable to the bank at specified dates throughout fiscal 2000. As of October 31, 1999, the maximum amount available was $2,500,000 and $2,167,990 was outstanding and classified as current in the Consolidated Balance
Sheet. Based upon the defined net worth formula, the Company was required to maintain a defined net worth of $8,000,000 at October
31, 1999. As the Company's defined net worth did not meet this requirement as of October 31, 1999, the loan was considered in default. However, the Company has obtained a waiver for this covenant violation from the bank until January 31, 2000. Also, the Company has been negotiating with its senior lending partner to extend or replace this debt due in February 2000 with a longer-term facility.

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

Common Stock Repurchase Program
The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock.
 No shares were repurchased for the three months ended October 31, 1999. On a cumulative basis, the Company has repurchased 200,000 shares. During the three months ended October 31, 1998, the Company repurchased 164,600 shares at a cost of $645,000.

Cash Flows from Operations and Liquidity
Cash flows used by operating activities was $2,885,736 and $9,096,033 for the nine months ended October 31, 1999 and 1998, respectively. The reduction in cash used in operations for the first nine months of fiscal 2000 in comparison to fiscal 1999 was largely the result of the significantly better operating performance of the Company and the improvement of working capital for the Company. In addition, the Company had income tax expense of $1,946,869 in the first three quarters of fiscal 1999, compared to the receipt of over $550,000 for a tax refund in the first three quarters of fiscal 2000.

Management has continued to incur operating losses from continuing operations and has been reviewing the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Over the past two years, the Company has made significant strides in curtailing expenses, primarily in the area of sales of marketing, and continues to review its current structure to properly manage expenses. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year
2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. As resolution of this matter occurs, the Company anticipates sales of ChartMaxx and OptiMaxx will increase, although there is no assurance that this trend will occur in the near term. Management believes that current potential in the e-commerce market, the Company's current pipeline for its ChartMaxx product, its contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of its solution to other reference laboratories and other hospitals are key opportunities to increase cash flows from operations over the next twelve to eighteen months. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

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

Management believes that current potential in the e-commerce market, the Company's current pipeline for its ChartMaxx product, the ability to expand its existing imaging and workflow contract with Quest Diagnostics Incorporated and its current backlog and opportunities for other OptiMaxx, UDMS, and DiaLogos sales will result in significant opportunities to increase revenues over the next twelve to eighteen months. However, any number of factors, including those beyond the control of MedPlus such as each potential customer's financial condition and/or the time frame in which it may receive contract approval, could prevent the execution of such agreements during this period. Furthermore, whether (i) improvements in operating cash flow from the expense reductions and increased revenues combined with cash and cash equivalents, (ii) the Company's available line of credit and its ability to obtain senior debt refinancing (iii) cash received from the debt and equity financing which occurred during fiscal 2000 and (iv) other potential financing sources such as equity/debt financing and sales of assets will be sufficient to finance expected growth and cash requirements is also uncertain.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings: As of the date hereof, the Company is not a party to any material legal proceeding and, to the Company's knowledge, there are no material legal proceedings pending against the Company, as described in SEC Reg. Sec. 228.103. However, as mentioned in the Notes to Consolidated Financial Statements filed with the Company's 10-KSB for its fiscal year 1999, the Company recently arbitrated a dispute filed in September 1998 through the American Arbitration Association in Cincinnati, Ohio with Valcor
Associates, Inc., an independent contractor previously retained by the Company to sell certain of its products (the "independent contractor"). The independent contractor demanded $1,076,000 in past and future commissions it believes it was owed as a result of a representative sales agreement by and between the contractor and MedPlus. MedPlus believed the contractor's position was without merit, vigorously contested the arbitration and filed a counterclaim against the contractor to recover lost sales which resulted from the contractor's failure to provide its best efforts under the representative sales agreement. Without the admission of liability by either party, in October 1999 both parties dismissed their claims with prejudice and the matter was settled as described above in Note 6 to Consolidated Financial Statements
- "Legal Contingencies."

Item 2.  Changes in Securities: N/A

Item 3. Defaults Upon Senior Securities: In accordance with the revolving line of credit agreement the Company has with a bank (see
Note 3 to Consolidated Financial Statements - "Bank Agreements"), the Company was required to maintain a net worth (as defined in the agreement) of $8,000,000 at October 31, 1999. Because the Company did not meet this requirement as of October 31, 1999, the Company was in default under this covenant. The bank has, however, waived this covenant until January 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders: N/A

Item 5.  Other Information: N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are hereby filed as part of this Form
10-QSB:

Exhibit


Number                    Description of Exhibits

27.1            Financial Data Schedule for nine months ended
                October 31, 1999

(b) No Reports were filed on Form 8-K for the three month period ended October 31, 1999






SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MedPlus, Inc.



Date:  December 14, 1999       By:  /s/  Daniel A. Silber

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







16

