Form 10KSB
period 2000-01-31
MEDPLUS INC /OH/
filed 2000-05-01
CIK 922723

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

                          (Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ______________ to

         Commission file number:     Z-24196

                           MEDPLUS, INC.
          (Name of small business issuer in its charter)

            OHIO                                    48-1094982
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)              Identification No.)

8805 Governor's Hill Drive, Suite 100, Cincinnati OH      45249
   (Address of principal executive offices)            (Zip Code)

Issuer's telephone number                    513-583-0500

Securities registered under Section 12(b) of the Exchange Act:
                              None

Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, No Par Value
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X      No      ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

(Cover Page continued on Page 2)


The Company's revenues from continuing operations for its fiscal year ended January 31, 2000 were $12,537,895.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 20, 2000 was $17,701,892, based on the average bid and ask price of such stock on that date as reported on the Nasdaq National Market.

As of April 26, 2000, 6,215,232 shares of the Company's no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 27, 2000 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes   ________             No          X

INTEGRATED REPORTS TO SECURITY HOLDERS

Pursuant to General Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Company's Annual Report to Security Holders for its fiscal year ended January 31, 2000 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

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



PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

NOTE REGARDING FORWARD LOOKING STATEMENTS: This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding the Company's anticipated business strategies and partnerships, plans for funding of operations, financial costs and expenses and HIPAA compliance issues. Actual Company results may differ significantly from those described herein. Factors within and without the Company's control that might affect such results include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Forward Looking Statements."   Statements made in this
document are made only as of the date hereof and shareholders and others are strongly advised to review updated information regarding the status of the Company's business contained in the Company's press releases and periodic reports, such as Reports on Forms 10-QSB and 8-K, filed from time to time with the SEC.

General

MedPlus[R], Inc. (the "Company") is a provider of web-based information technology and workflow solutions that enable health care providers and others the ability to access and manage information efficiently and cost effectively. The Company classifies its business in two operating segments: (1) Health Care Solutions and (2) Workflow and Content Management.

Health Care Solutions: The Company's health care related products consist of web-based and stand-alone enterprise-wide electronic private health record systems, optical document archival and retrieval systems and process improvement and automation services, primarily in the area of patient care and laboratory services. The Company's products and services provide its customers with timely access to the most valuable asset in health care: vital patient clinical and demographic information, available at the critical instant a diagnostic or treatment decision is made. The Company's products and consulting services are designed to allow health care providers to achieve quality and productivity enhancements quickly and easily while containing costs.

Workflow and Content Management: The Company's Universal Document Management Systems, Inc. subsidiary (Universal Document) develops and sells Step2000[R], a workflow content management and application development software product that coordinates the utilization of information on an enterprise-wide basis. Universal Document serves customers in a variety of industries through value added resellers and OEMs.

In March 2000, the Company completed the sale of its majority interest in DiaLogos Incorporated, its education subsidiary, for $300,000, a two-year $450,000 note and a warrant to purchase 10% of the outstanding shares of the entity.

In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton, Dickinson and Company for approximately $17.3 million plus royalty payments over five years.

The Company was incorporated in 1991. The Company's principal executive offices are located at 8805 Governor's Hill Drive, Suite 100, Cincinnati, Ohio, 45249 and its Web site address is www.medplus.com. The Company's telephone number is (513) 583-
0500.
Industry Background

Over 90% of the Company's fiscal 2000 revenues were related to the health care industry. The Company's remaining revenues were derived from manufacturing, engineering, pharmaceutical and technology markets. Fortune 500 companies represented the predominance of customers in these other markets and the Company did not rely on any one customer or market for these remaining revenues.

The health care industry continues to be subject to the pressures of various regulatory, operational, technological and economic factors creating the need for better information systems and processes. Over the past few years, many institutions within the industry were focused on ensuring that their existing systems were Year 2000 compliant and, as a result, did not focus on creating a stronger technological infrastructure. Because Year 2000 compliance has by now been addressed by most institutions and is no longer the primary focus of their information technology resources, the Company believes that many health care institutions will begin investing in technology and systems to address their information and efficiency needs.

Regulatory. A major issue facing health care institutions is compliance with the proposed Health Insurance Portability and Accountability Act of 1996 (HIPAA). These rules dictate security standards that must be adopted by all health care organizations that capture and transmit specific types of data. As a result of HIPAA, a significant number of health care providers across the United States must adopt a new approach to guaranteeing the confidentiality and privacy of the patient record. As a result, the proposed HIPAA regulations will have a very significant impact on capital spending in health care over the next few years.

In addition, various regulations from the Department of Justice and the Federal Trade Commission dictate how physician groups can negotiate with managed care companies and will require the integration of clinical data at physician practices. The health care industry is also regulated by the Joint Commission for Accreditation of Healthcare Organizations (JCAHO), which is responsible for accrediting all hospitals. JCAHO has imposed specific information management requirements for accreditation. Most of these requirements mandate performance levels difficult to achieve without integration of disparate systems. The Company's products and services are specifically designed to help providers comply with these requirements.

Operational. Hospitals and other health care organizations comprise numerous departments, such as accounting, laboratory, radiology, pharmacy, medical records, business office and clinical. The information management requirements of these departments are very distinct. To the extent that computerized systems have been purchased, most hospitals have historically acquired a collection of separate, stand-alone information systems for their various departments. Moreover, even within a particular systems category, such as the laboratory, there are no system standards. Numerous vendors sell proprietary systems that often are not directly compatible with either competitive systems or the systems of other departments.

Physicians lack timely access to critical clinical data at the point of care when diagnosis and treatment decisions are made. This issue can create unnecessary testing, misdiagnoses, improper treatments, increased length of stay at acute care facilities, administration of ineffective medications and adverse drug reactions.

Technological. One of the most critical issues facing health care today is the existence of multiple vendor legacy systems that are not integrated within a hospital, much less within an integrated delivery network. In addition to significant HIPAA compliance challenges presented by this lack of integration, accessing clinical and demographic information on a patient-centric versus
organization-centric basis is almost impossible.   Hospitals need
to be able to integrate patient-centric data with their current legacy systems - regardless of their legacy system vendors - so they can benefit from an "open system" and capture data in a format that can be easily accessed by physicians and administrators.

In the past year, the introduction of application service providers (ASP) in health care has created the opportunity for remote Internet access to third party software. This "ASP model" of information management will lower the cost of information technology and provide access to applications previously unaffordable. The availability of portals will provide connectivity among payors, physicians, providers and consumers and offer entities the opportunity to increase market share and provide customer satisfaction through effective branding and product/service differentiation via the Internet.

Economic. Rising health care costs in the United States have caused significant changes in the health care industry. Managed care organizations such as health maintenance organizations, preferred providers and independent physician associations, as well as other payers, have developed alternative payment models to control costs, including procedure-based cost limitations, contractually approved providers and capitation (a fixed monthly fee for members as payment for all required services). The result has been a continuing shift of financial risk from the payers to both the physician/provider and the institutional provider (hospitals, clinics, long-term care facilities, acute providers and rehabilitative care centers). In response, health care organizations are aligning themselves with one another in order to form integrated delivery systems in an effort to lower costs and compete more effectively in the changing health care environment.

The economic viability of many providers will depend upon their ability to continue to provide quality health care services while dramatically cutting costs and increasing productivity. The delivery of health care services is both labor and information intensive because the functions of tracking, organizing, retrieving, evaluating and generally managing the high volume of health care data that providers generate are essential to any provider. Compared to other industries, however, the health care industry has been slow to automate its information management needs.

Products and Services

Health Care Solutions

The products and services in the Company's Health Care Solutions segment consist of (1) the E-Maxx[TM] Enterprise-Wide Private Health Record System, a web-enabled operational data store; (2) the ChartMaxx[TM] Enterprise-Wide Private Health Record System, a computerized enterprise-wide electronic private health record system; (3) the OptiMaxx[R] Archival System, an automated data storage and retrieval system; and (4) FutureCORE[R], Inc., a consulting services division. The Company designed its products with open architecture and modular functionality, allowing them to be compatible with most existing systems to which they will interface without requiring any support or cooperation from the systems vendors. By designing products to be entirely independent of, but compatible with, other system vendors, potential customer acceptance of the Company's products is not limited in any way by a customer's existing information system configurations. As a result, the Company's ability to market its products generally is not subject to the cooperation of third party systems vendors.

E-Maxx Enterprise-Wide Private Health Record System
E-Maxx is the web-enabled version of the Company's ChartMaxx system. E-Maxx allows clinicians with Internet access to perform chart functions, such as chart completion, and have access to historical charts from any location using a Netscape Navigator or Internet Explorer Web browser. E-Maxx allows participating physicians to gain real time Web access to critical patient information located at hospitals, clinics or their offices. It also provides the highest levels of security currently offered in the marketplace and allows for the secure exchange of information among parties.

In December 1999, the Company and Quest Diagnostics Incorporated executed a five year license agreement, using a transaction-based pricing model, allowing Quest Diagnostics to use the E-Maxx system to transmit and receive laboratory data. Quest Diagnostics is the nation's leading provider of diagnostic testing, information and services to over 180,000 physician customers. In January 2000, the Company executed a $2.5 million licensing agreement with Cybear, Inc., a leading E-Health care connectivity, applications and portal provider, to provide user access to the E-Maxx system over the Internet.

ChartMaxx Enterprise-Wide Private Health Record System
The ChartMaxx system is an enterprise-wide electronic private health system that combines multiple technical and functional approaches to computer-based patient record development. The Company has installed, or is currently installing, the ChartMaxx system at over 20 customer sites nationwide.

Specifically, ChartMaxx is an integrated software and hardware platform which:

- creates complete, digital medical records that meet administrative and legal requirements;
- manages multimedia digital data (structured and unstructured) in both report-oriented and discreet data element formats;
-  manages scanned documents (imaging);
- manages workflow and the work processes associated with health information management;
- builds a data repository based on an SQL (an industry standard) database and mass storage;
- forms a system that has both enterprise-wide and remote connections;
- provides application software to further automate the medical records and patient accounts departments;
- may be used by providers of care and other health care staff members; and
- facilitates communication of clinical information within the health care organization and to external sources.

OptiMaxx Archival System
The Company offers an optical disk storage and retrieval system under the name "OptiMaxx" specially customized for hospitals, medical practices and other health care providers. It consists of hardware (optical drives, disk "jukeboxes" and personal computers) and software, purchased from third party vendors, which are combined with the Company's proprietary software in a manner that provides specific benefits to health care industry users. The OptiMaxx system permits the automatic storage of information to an optical disk. Previously, this information would have been printed out and stored as paper or on microfilm/microfiche. OptiMaxx can also scan and manage existing paper documents. OptiMaxx has been installed and is operational at over 120 customer sites to date.

Specifically, OptiMaxx provides in a single system:

- information collected from a variety of information systems without the need for a complex interface or programming expertise;
-  scanned documents or images;
-  instant access to information for ad hoc query and analysis;
- a simple, common user interface for searching and retrieving information regardless of origin; and
-  ability to fax, print or e-mail search results.
A key feature of OptiMaxx is its ability to capture data directly from existing computer information systems without special software, other interfaces or any data manipulation. Most optical storage systems must have the "host" information system computer configure files in a specific manner or convert the electronic format of the outgoing data into a particular format, often proprietary, which the optical system can then recognize and use when the data is received. OptiMaxx, which was designed to act as a system peripheral (such as a printer), can work with most host systems without the need for data configuration by the host system. Every host system must have the capacity to output data to a printer, and OptiMaxx can accept any such output "as is" without any special treatment by the host system. Moreover, OptiMaxx itself does not convert or change the incoming data. OptiMaxx stores the data and can retrieve it in its native format, without conversion.

During fiscal 1999, the Company entered into an agreement to license a customized version of OptiMaxx to be used in certain Quest Diagnostics laboratory facilities. This agreement is unique because it combines the functionality of the OptiMaxx system with the workflow documentation system created by Universal Document.

FutureCORE
FutureCORE provides the Company's customers with access to consultants who can analyze customers' information systems and provide process improvement methodologies in laboratories, physician offices, hospitals, major health care instrumentation firms and integrated delivery networks. Thus, the Company has the unique advantage of being able to assist health care providers re-engineer their existing processes while implementing the Company's product line so as to maximize a customer's return on its investment (ROI) in technology. Specifically, FutureCORE's "Check-Up" service includes an on-site operational analysis to assist clients in implementing process improvements and an ROI analysis that documents available cost savings by implementing FutureCORE's recommended process improvements and ChartMaxx and OptiMaxx products and services.

Workflow and Content Management

Universal Document offers workflow and content management products (including "Step2000[R] ") and consulting services related to those products. Step2000 is the only development solution that provides totally integrated workflow, content management and application development power with a "one click" Web deployment capability that facilitates electronic business to business applications. It enables developers to create and deploy workflow-enabled application solutions easily and quickly throughout the enterprise. Universal Document boasts a solid base of Fortune 500 clients including Mercedes-Benz, Marathon Oil, Boeing North American, Inc. (formerly Rockwell International Space Systems Division), PPG Industries, Sears and many others.

Customer Support

The Company focuses on providing its customers with the highest level of customer support, which is necessary to attract and retain its valued customer base. The Company prides itself on a highly qualified support staff, each of whom has the level of technical expertise required to handle a diverse range of support-
related challenges.   Customers with questions regarding the
Company's products and services may contact our call desk 24 hours a day, 7 days a week, to receive a prompt response to their support needs.

Strategy

The Company's strategies vary by segment, based upon each segment's goals and initiatives:

Health Care Solutions: The Company has focused much of its strategy on becoming a leading provider of E-Health, business to business services within the next 2-3 years. As a result of its recently announced five-year contract with Quest Diagnostics, participating physicians will be able to enter laboratory orders and receive results via the Web. In addition, physicians will have the opportunity to access medical records from their homes or offices, including clinical results and patient information received from hospitals and clinics.

Management of the Company believes it is uniquely well positioned to succeed in this sector of the health care industry because:

1. With its current product offering and business partnerships, the Company can rapidly deploy this solution to physician offices, hospitals, laboratories and clinics. The E-Maxx solution has the ability to reduce sales cycles, expedite the completion of interfaces to disparate systems and provide significant cost savings to hospitals and laboratories for the distribution of clinical information to physicians.

2. Many health care organizations can save millions of dollars by implementing the ChartMaxx product. The ChartMaxx system provides an extremely unique and cost effective approach to complying with proposed HIPAA regulations. In addition, this solution can be used to assist physicians comply with Federal statutes relating to managed care contracts by providing the clinical integration required by these agencies.

3. The patient-centric, data repository capabilities of E-Maxx and ChartMaxx provide the foundation for capturing essential clinical data on an enterprise-wide basis. Aggregating this information on a patient-centric versus organization centric basis with a longitudinal view of this data solves critical issues for physicians, providers, payors, pharmaceutical companies and patients (consumers).

4. The Company's ASP business model also provides an Internet branding capability for health care organizations to use in their E-commerce strategies. Creating virtual private networks using the ChartMaxx product as the repository of enterprise-wide clinical information provides exceptional opportunities for organizational branding and market differentiation.

5. The ability to integrate clinical information from disparate systems is a significant advantage the Company enjoys over its competitors, as are the quality of its imaging systems and its ability to assist providers with HIPAA compliance issues.

With the evolution of technology, specifically the Internet and ISP/ASP models, information technology solutions in health care will change dramatically. Health care organizations will have a variety of options to choose from in selecting solutions, and the monolithic vendors attempting to provide all applications will be severely challenged by "best of breed" solutions. Accordingly, the Company believes that its ability to provide physicians and administrators with access to critical clinical data on a patient-centric and HIPAA compliant basis is a solution that will provide strategic and financial benefits to prospective customers.


In addition to its E-Health focus, the Company plans to continue to develop information management systems that address specific market needs, are affordable and can be easily integrated with the major systems currently in place. The Company intends to continue to explore new market opportunities through product development, strategic partnering, acquisitions, the creation of new companies or divisions and the use of partnership/distributor relationships that will provide increased market penetration in international markets to which the Company has had limited exposure in the past.

The Company also plans to work with current and future strategic partners to promote the implementation of the ChartMaxx system in reference laboratories, hospitals, physician offices and clinics. Current strategic partners include Quest Diagnostics, Quorum Health Resources, Inc., Cybear, Inc., Sunquest Information Systems, Inc., Medical Systems Management, Inc., Software Technology Corporation and Lason, Inc.

Workflow and Content Management: This segment, through Universal Document, licenses a workflow development product that facilitates the coordination of information for its customers in various markets. The goals of Universal Document are to continue to maintain a superior, versatile product and to obtain the market penetration necessary for continual growth. The Company has integrated, and will continue to integrate, Step2000 into the Company's Health Care Solutions products to create a comprehensive product package for its customers. Although the Company believes Step2000 is a superior product in the marketplace, the workflow market is very competitive. Universal Document's biggest challenge is to ensure that it has a proper distribution channel to market its products. A key initiative for fiscal 2000 and beyond is partnering Universal Document with resellers of its product to provide a cost-effective means of product distribution to a broader market. In fiscal 2000, the Company announced the execution of an OEM agreement with an international provider of mid-range, enterprise resource planning (ERP) business solutions to privately brand and sell Step2000.

Sales and Marketing

The Company markets its products and services through selected strategic resellers and reference selling arrangements and a direct sales force. The Company's sales philosophy is to provide consultative selling services to end users conducted by both direct and indirect sales forces knowledgeable about information management technologies.

Due to the ability of the Company's products to interface with major information system vendors, the Company is able to market its products directly to end users, and is not required to enter into costly technical support, joint selling or other collaborative selling arrangements with vendors of information systems merely to obtain access to the market. However, the Company has found it to be advantageous to enter into reseller and reference seller agreements for strategic reasons, including increased acceptance by customers due to the association with familiar vendors and exposure to the existing customer bases of the resellers and reference sellers. Presently, the Company has strategic reseller, reference selling and preferred vendor arrangements with suppliers including Quorum, Sunquest Information Systems, Inc., Magnet, Inc., AmeriNet, Inc., Medical Systems Management, Inc., Lason, Inc. and Summit Document Management Ltd.

Competition

The market for information technology products and services is intensely competitive. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, product pricing, the reputation and stability of the information systems provider, the features and capabilities of the information systems, management of the system implementation cycle, ongoing support for such systems, the potential for enhancements thereto and technical and financial resources. Certain of the Company's competitors have significantly greater resources than the Company. In addition, the Company's products compete with other technologies as well as similar products developed by other companies, and other major information management companies may enter the markets in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant pricing pressures that could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to continue to compete successfully with its existing or any future competitors.

Product Manufacturing and Sources

The Company does not possess internal manufacturing capacity and instead relies upon third-party manufacturers to fulfill its hardware requirements. This reliance on outside suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Hardware incorporated into the Company's products, such as optical disk drives and computers, is non-proprietary and potentially available from multiple sources, although the Company currently limits its purchases to certain vendors based on delivery, service and cost factors. To the extent the Company relies on single sources of components, it is vulnerable to potential disruptions in supply should such a manufacturer become insolvent or otherwise experience production problems. The Company believes, however, that any such disruption would be temporary since there are numerous alternative sources of supply available.

The Company relies to a large extent on licensed third-party software that is integrated into its products through the use of proprietary software. The Company's internal software development capacity is limited, and the Company therefore concentrates its efforts on developing and enhancing proprietary software that enables various third-party software products to work together. The Company must rely on the third-party suppliers for enhancements and ongoing support for the acquired products. The failure of one or more of such vendors to provide services for any reason could, at least temporarily, adversely affect the Company's business.

Customers

The Company's contracts for certain systems and related services it sells may approach or exceed $1,000,000 per individual customer. As a result, the Company may have certain customers in any one year which represent a significant portion of the Company's total revenues for that year. For the year ended January 31, 2000, the Company's consolidated revenues included two customers who accounted for a total of 31% of consolidated revenues. For the years ended January 31, 1999 and 1998, a single customer accounted for 36% and 12% of the Company's total revenues, respectively.

Product Development and Engineering

The Company's product development strategy focuses on addressing specific information management solutions and expanding its existing product lines by adapting them to additional but related applications. Historically, the Company has relied upon both internal development and acquisitions for its product development efforts. The Company believes that it can often respond more quickly to market requirements by acquiring complementary products or technology, and intends to continue to evaluate opportunities to acquire new technologies in the future.

The Company's total product development expenditures were $2.6 million and $2.3 million for the years ended January 31, 2000 and 1999, respectively. The Company believes that continued investment in research and development for both internally developed and acquired products is critical to its long-term growth and success and its ability to remain competitive. The Company intends to continue to make investments in product development and engineering and to recruit and hire experienced development personnel. However, there is no guarantee that the Company will be successful in developing and deploying new applications and services that respond to competitive and technological developments and changing customer needs.

Government Regulations

The Company's business is subject to a significant degree of government regulation including, but not limited to:

Internet: Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, patient confidentiality, pricing and content. The
Company cannot predict whether any laws or regulations will be adopted, or the effect thereof, if any, on the Company.

Food and Drug Administration: The United States Food and Drug Administration (the "FDA") has issued a guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). To the extent that a particular computer software product is considered a "medical device" under the FDC Act, the manufacturer of such a product is required (depending on the product) to: (i) register and list such product with the FDA; (ii) notify the FDA of and demonstrate substantial equivalence to other products on the market before marketing such a product; or (iii) obtain FDA approval by filing a pre-market application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. None of the Company's products currently is regulated by the FDA. The FDA indicated its intention to consider more extensive regulation of additional types of computer software, which could include existing or future products offered by the Company, and has solicited industry input as to the regulation of computer products as medical devices. The FDA has reached no decision to date on this issue. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions relating to clinical investigations, approvals and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

Federal and State Regulations of Heath Care Relationships: There are numerous state and federal statutes and regulations governing patient referrals, physician financial relationships, inducements to beneficiaries of federal health care programs and the transmission of claims that may affect the Company at some time in the future. The Company believes that it has structured its operations to be in compliance with these regulations; however, these regulations are complex and changing and the government may take positions that are inconsistent with the Company's practices.

Licenses and Proprietary Rights

To a significant degree, the Company's products consist of third party hardware and software integrated with proprietary software of the Company. The Company does not hold any patents with respect to any of its current products, nor does it expect to apply for any patents in the foreseeable future. The Company attempts to protect its use of third-party hardware and software with contractual exclusivity and nondisclosure provisions, but because the Company does not own the rights to these third-party products, there can be no assurance that competitors or others will not attempt to integrate the same or similar products into systems competitive with those sold by the Company. To protect its proprietary product components, the Company relies upon the law of copyrights, trade secrets, nondisclosure agreements with employees and others, and restrictions incorporated into agreements with customers. Notwithstanding these safeguards, it could be possible for competitors to obtain and/or imitate the Company's software and/or hardware. Further, there can be no assurance that others will not independently develop products similar or superior to those of the Company. The Company also explores technology developed by other entities that may be licensed or acquired in an effort to reduce the product development cycle or to complement existing product lines.

MedPlus[R], FutureCORE[R] and OptiMaxx[R] are registered trademarks of the Company. E-Maxx[TM] and ChartMaxx[TM] trademarks of the Company (the Company has entered into an agreement to use the name
"ChartMaxx" with the owner of the trademark). Step2000[R] is a registered trademark, and Universal Document Management Systems[TM] is a trademark, of Universal Document.

Employees

As of January 31, 2000, the Company had 89 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel who are in great demand.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 28,900 square feet of high quality office space in Cincinnati, Ohio with a term extending through May 2004.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, the Company is not a party to any material legal proceeding and, to the Company's knowledge, there are no material legal proceedings pending against the Company, as described in SEC Reg. No. 228.103.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market System ("NMS") under the symbol "MEDP." There were approximately 3,000 record holders of the Company's common stock as of April 20, 2000. The following table sets forth, for the periods indicated, as reported by Nasdaq, the range of high and low sales price (not closing bids) of the Company's common stock on the NMS. All prices are rounded to the nearest one-eighth, and bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year/Quarter                         High         Low

Fiscal Year Ended January 31, 2000
First Quarter                            $ 3.375      $ 1.500
Second Quarter                             3.000         .750
Third Quarter                              3.563         .875
Fourth Quarter                             8.000        3.094

Fiscal Year Ended January 31, 1999
First Quarter                           $  8.875      $ 6.250
Second Quarter                             8.000        5.500
Third Quarter                              7.250        1.625
Fourth Quarter                             3.375        1.375

The Company has not paid any cash dividends on its common stock since its inception. No dividends on its common stock are expected to be declared in the foreseeable future.

On June 25, 1999, the Company issued 2,371,815 shares of convertible Preferred Shares. The Preferred Shares pay dividends at a rate of 4% per share for the first four years, increasing to 10% thereafter and accruing, if not paid, on a cumulative basis.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

General

MedPlus is a provider of web-based information technology solutions that enable health care providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.

The Company's health care related products, included in its Health Care Solutions segment, consist of the ChartMaxx Enterprise-wide Private Health Record System ("ChartMaxx"), the E-Maxx Enterprise-wide Private Health Record System, and the OptiMaxx Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists health care organizations in complying with the proposed Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. E-Maxx is the web-enabled version of the Company's ChartMaxx system. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document"), included in its Workflow and Content Management Segment, develops and sells Step2000, a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

Substantially all of the Company's operations are located in Cincinnati, Ohio.

Revenue Recognition Cycle

The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts and installation, implementation, training and education and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit percentage on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting service revenues are derived from implementation, integration, training, custom software development and process improvement services. Revenues from support contracts and consulting services are expected to increase as the number of installed systems increases. The gross profit percentage on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability fully to utilize its customer support, implementation and consulting personnel.

The decision by a health care provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's ChartMaxx systems' sales is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of concurrent users using the software. Third party hardware is usually sold outright, with fees charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

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

History of Operating Losses

The Company has historically incurred operating losses from continuing operations and as of January 31, 2000 had an accumulated deficit of $16.3 million. The Company's software development efforts, the development of new products and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be offset by revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Discontinued Operations

DiaLogos: In December 1999, the Company's board of directors authorized management to enter into negotiations to dispose of its majority interest in DiaLogos Incorporated, its education subsidiary. Subsequent to year-end, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group for cash consideration of $300,000, a two-year $450,000 note and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock.

IntelliCode: In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for total proceeds of $17,334,588 plus royalty payments over five years. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease.

Universal Document: In January 1998, the Company decided to sell the net assets of the Universal Document segment and presented the segment as a discontinued operation for the fiscal year ended January 31, 1998. During fiscal 1999, due to a change in the Company's customer base that enhanced the compatibility of the segment with the OptiMaxx product, the Company made the decision to retain it and presented the results of operations and financial position of the segment in continuing operations in for the fiscal year ended January 31, 1999. Prior years' financial statements were presented on a comparable basis.

Results of Operations

Years Ended January 31, 2000 and 1999

Revenues: Revenues for the year ended January 31, 2000 were $12,537,895, an increase of $2,578,957, or 26% over the $9,958,938 reported for fiscal 1999. Systems sales increased $2,221,675, or 36%, from the year ended January 31, 1999 primarily as a result of the recognition of a significant ChartMaxx license sold in the fourth quarter of fiscal 2000. Support and consulting revenues increased $357,282, or 9%, from the year ended January 31, 1999 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continued to increase.

Gross Profit: Gross profit for the year ended January 31, 2000 was $5,237,676, or 42% of revenues, compared to $2,858,701, or 28% of revenues, for the year ended January 31, 1999. The gross profit percentage on systems sales increased from 45% for the year ended January 31, 1999 to 52% for the year ended January 31, 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales. The gross profit percentage for support and consulting revenues increased from 3% for the year ended January 31, 1999 to 21% for the year ended January 31, 2000. The increase in this percentage was primarily a result of an increase in support and consulting revenues resulting from additional sites installed. In addition, the prior year's costs were higher due to an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when associated costs become billable to customers or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Operating expenses for the year ended January 31, 2000 were $8,112,113 compared to $9,554,497 for the comparable period of 1999, a decrease of 15%. This decrease relates primarily to a drastic reduction in its sales and marketing expenses as the Company has restructured these departments in an effort to streamline costs while providing better market penetration. This decrease was partially offset by an increase in product development and other research and development activities for E-Maxx, ChartMaxx and OptiMaxx. As product development related activities are the cornerstone to maintaining a competitive position in the market, the Company has increased its investing in these types of activities during fiscal 2000. General and administrative expenses have remained stable as the Company has been focused on controlling these types of costs.

Other Income (Expense): In comparing fiscal 2000 to fiscal 1999, interest expense increased primarily as the result of the Company's new $2 million subordinated debt financing agreement entered into in April 1999 and increases in the average balance on the Company's line of credit. Other income relates primarily to interest income that decreased due to lower average cash balances in fiscal 2000. Fiscal 1999 had higher average cash and cash equivalents balances due to cash received from the sale of the Company's IntelliCode division to Becton, Dickinson and Company in January 1998. Expenses related to the employment of Synergis management, acquisition, and offering costs are not anticipated to recur in the future.

Income Tax Benefit: The Company's income tax benefit was $11,176 in the year ended January 31, 2000, compared to $1,616,370 for fiscal 1999. The Company did not recognize for accounting purposes the full tax benefit of its net operating losses for fiscal 2000 or 1999 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. However, the Company recognized a portion of the benefit of its net operating loss for income tax purposes for fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

Discontinued Operations: Discontinued operations for the fiscal 2000 and 1999 years represents the effect of the disposal of DiaLogos. Fiscal 1999 also includes the reversal of a loss that was accrued in fiscal 1998 relating to the Universal Document segment that the Company decided to retain in August 1998.

Net Loss: The Company's net loss has significantly decreased between the years largely as the result of increased revenues, decreased operating and other expenses described above. This improvement was partially offset by the Company's inability to recognize an income tax benefit, as described above.

Conversion Discount on Preferred Stock: During the second quarter of fiscal 2000, the Company issued 2,371,815 shares of its preferred stock to certain investors at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (see Financing in
Liquidity and Capital Resources).   As a result of this issuance,
the Company recorded a conversion discount on the preferred stock of $346,285. This amount represents the effect of the differential between the conversion price of $1.729 and the closing market price of $1.88 on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it does negatively impact the Company's loss per common share-basic and diluted.

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

Years Ended January 31, 1999 and 1998

Revenues: Revenues for the year ended January 31, 1999 were $9,958.938, a decrease of $242,214, or 2% over the $10,201,152 reported for the comparable period in 1998. Systems sales decreased $1,756,777, or 22%, from the year ended January 31, 1999 primarily as a result of a decrease in the number and relative size of ChartMaxx and OptiMaxx systems sold during the year. Support and consulting revenues increased $1,514,563, or 66%, from the year ended January 31, 1998 due to the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continued to increase.

Gross Profit: Gross profit for the year ended January 31, 1999 was $2,858,701, or 29% of revenues, compared to $2,974,961, or 29% of revenues, for the year ended January 31, 1998. The gross profit percentage on systems sales increased from 35% for the year ended January 31, 1998 to 45% for the year ended January 31, 1999 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales. The gross profit percentage for support and consulting revenues decreased from 10% for the year ended January 31, 1998 to 3% for the year ended January 31, 1999. The decrease in this percentage was primarily a result of an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel.

Operating Expenses: Operating expenses for the year ended January 31, 1999 were $9,554,497 compared to $9,811,952 for the comparable period of 1998, a decrease of 3%. This decrease relates primarily to a controlling of costs related to the Company's sales and marketing departments and its general and administrative expense. These decreases were partially offset by increases in research and development activities as the Company continues to focus on enhancing its core products.

Other Income (Expense): Excluding Synergis related expenses, other income (expenses) increased to $244,394 of income for the year ended January 31, 1999 from expense of $231,922 for the year ended January 31, 1998. The decrease in expense is primarily due to an increase in interest income as a result of an increase in the Company's average cash and cash equivalents balances from fiscal 1998 due to cash received from the sale of the Company's IntelliCode division to Becton, Dickinson and Company in January 1998. Expenses related to the employment of Synergis management, acquisition, and offering costs are discussed in the footnotes to the financial statements. These expenses are not expected to recur in the future.

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

Discontinued Operations: Discontinued operations for fiscal 1999 represent the operations of DiaLogos and the reversal of the accrued loss related to the Universal Document segment which the Company decided to retain in August 1998. Discontinued operations for the year ended January 31, 1998 represent the operations of DiaLogos offset by a gain on the sale and the results of operations of the Company's IntelliCode division, as well as the accrued losses related to the Universal Document segment.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, its strategic focus on the E-Health market, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies that are deemed to have strategic value to the Company. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements and the sale of the assets of its IntelliCode division.

Financing
The Company has a $2,000,000 revolving line of credit agreement with a bank that had an outstanding balance of $1,112,509 as of January 31, 2000 and that is due on May 15, 2000. The Company's assets secure the line of credit. Although the Company has adequate cash and cash equivalents on hand to satisfy the commitment, the Company will need to obtain alternative financing in order to continue its growth strategy. This financing may include obtaining additional debt, an equity offering or other capital infusion, or the sale of certain of the Company's assets. Although management has been evaluating these opportunities, the Company's ability to obtain this funding will be dependent upon a number of factors including the volatility of the market and its effect on the Company's stock price and the Company's ability to obtain additional debt financing. There is no guarantee that any of the necessary alternative financing transactions will occur in the near-term.

In the first quarter of fiscal 2000, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible Preferred Shares (the "Preferred Shares"). The proceeds of the financing has been utilized to fund working capital requirements and continue product development and market penetration of certain of the Company's core products. On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The principal portion of the Notes is payable as follows: $666,666 in April 2002, $666,667 in April 2003 and $666,667 in April 2004; however, the Company may redeem the Notes at any time during their term without penalty. The Notes also contain certain restrictions including the Company's ability to use cash proceeds received from non-operating sources. The holders of the Notes also received warrants to purchase 281,137 Preferred Shares at an exercise price of $1.66. On June 25, 1999, the Company also issued to the investors 2,371,815 Preferred Shares, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,773,047). The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The Preferred Shares (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Shares were issued to the Investors at a purchase price of $1.66. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.

Common Stock Repurchase Program
The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. No shares were repurchased during fiscal 2000. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash Flows from Operations and Liquidity
Cash flows provided by operating activities for continuing operations for fiscal 2000 were $555,416, compared to a use of cash of $7,730,136 for fiscal 1999. This significant improvement in operating cash flows were largely the result of the significantly better operating performance of the Company and the improvement of working capital for the Company including accelerated collection of accounts receivable. In addition, the Company had income tax expense of $1,896,869 in fiscal 1999, compared to the receipt of over $550,000 for a tax refund in fiscal 2000.

Although operating cash flows have improved, management continues to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Over the past two years, the Company has made significant strides in curtailing expenses, primarily in the area of sales of marketing, and continues to review its current structure to properly manage expenses. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year 2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. As resolution of this matter occurs, the Company anticipates sales of ChartMaxx and OptiMaxx will increase, although there is no assurance that this trend will occur in the near term. The Company is also focusing on its E-Health strategy, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

Other Risk Factors
The Company manufactures and sells software technology in the health care industry. As a result, there are certain risks inherent with operating in these markets including the competitiveness of the software technology industry, the Company's dependence on market acceptance of existing and future products, technological changes in the industry and the Company's reliance on the health care industry. The Company has also been historically dependent on certain key customers. Internally, the Company must also focus on managing its growth, including retaining and attracting key employees and obtaining the funding necessary to finance its growth strategy. Although management of the Company has been focused on achieving its business plan, there is no guarantee that the Company will be able to achieve profitability under these market conditions.

Year 2000 Compliance

The Company's business is dependent on the operation of numerous systems that could have been impacted by Year 2000 related problems. Those systems include, among others, hardware and software systems used by the Company to deliver services to the Company's customers, including proprietary software systems and hardware and software supplied by third parties, communications networks, the internal systems of the Company's customers and suppliers, and the hardware and software systems used internally. During the transition into the Year 2000, the Company and its customers did not experience any significant problems related to Year 2000, and the Company does not expect any to arise in the future.


Forward Looking Statements

The Company notes that many of the statements made herein are forward-looking statements. As such, in addition to the risk factors addressed herein, factors may occur which could cause actual events to differ materially from those anticipated in these statements.

For example, although the Company hopes its relationship with Quest Diagnostics Incorporated will assist it in becoming a leading provider of E-health, business to business services within the next 2-3 years, if Quest Diagnostics determines that its physician customers are not accessing laboratory results via the Internet and the ChartMaxx system as predicted, it may research alternative means of transmitting such results to physicians. In addition, MedPlus' ability to provide E-Health services and perform its obligations pursuant to its agreement with Quest Diagnostics will depend on the abilities of certain subcontractors to MedPlus, including but not limited to an Internet Service Provider.

Furthermore, the Company's ability to assist its customers with HIPAA compliance and other regulatory compliance matters will depend in large part on the version of HIPAA regulations eventually adopted and updates to those and other regulations from
time to time.   In addition, the Company's involvement in the
online health care industry will necessarily require its partnership with third party vendors, the specific terms and conditions of which will not be finalized until the requirements of that industry are better understood.

ITEM 7.  FINANCIAL STATEMENTS

Information called for by this item is set forth in the Company's
Consolidated Financial Statements contained in this report.
Specific financial statements and supplemental data can be found at the pages listed in the following index:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Page Number
Description                                    In This Report

Independent Auditors' Report of KPMG LLP                22

Consolidated Balance Sheets as of
January 31, 2000 and 1999                               23

Consolidated Statements of Operations for the
years ended January 31, 2000, 1999 and 1998             24

Consolidated Statements of Shareholders' Equity
for the years ended January 31, 2000, 1999 and 1998     25

Consolidated Statements of Cash Flows for
the years ended January 31, 2000, 1999 and 1998         26

Notes to Consolidated Financial Statements          27 to 44











Independent Auditors' Report





The Board of Directors
MedPlus, Inc.:
We have audited the accompanying consolidated balance sheets of MedPlus, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedPlus, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period then ended January 31, 2000, in conformity with generally accepted accounting principles.

/s/ KPMG, LLP

Cincinnati, Ohio
April 14, 200

                                         MEDPLUS, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                           January 31, 2000 and 1999

                                                                        January 31,           January 31,
                                                                           2000                   1999
                                                                        ___________            __________
ASSETS
Current assets:
   Cash and cash equivalents                                           $  3,471,031            1,024,485
   Accounts receivable, less allowance for doubtful
   accounts of $196,000 in 2000 and $155,000  in 1999                     2,790,780            5,014,022
   Other receivables                                                         20,101               21,671
   Costs in excess of billings                                              387,430               31,693
   Inventories                                                              415,650              442,312
   Prepaid expenses                                                         614,978              624,939
   Income tax refundable                                                      -                 550,000
                                                                        ___________            __________
                             Total current assets                         7,699,970            7,709,122

Capitalized software development costs, net                               2,833,763            2,559,823
Fixed assets, net                                                         1,184,826            1,323,980
Other assets                                                                238,682              280,925
Net assets from discontinued operations                                     204,198            1,238,408
                                                                        ___________            __________
                             Total assets                              $ 12,161,439           13,112,258
                                                                        ===========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of obligations under capital lea               $     18,186               31,645
   Borrowings on line of credit                                           1,112,509              507,017
   Accounts payable                                                         929,340            1,582,409
   Accrued expenses                                                       1,549,888            1,988,228
   Deferred revenue                                                       2,120,506            1,158,128
                                                                        ___________            __________
                             Total current liabilities                    5,730,429            5,267,427

Long-term notes payable                                                   2,017,112                 -
Long-term borrowings on line of credit                                       -                2,250,000
Obligations under capital leases, excluding current installments             -                   15,989
                                                                        ___________            __________
                             Total liabilities                            7,747,541            7,533,416
                                                                        ___________            __________
Commitments and contingencies

Shareholders' equity:
   Preferred stock with liquidation preferences, $.01 par value,
     authorized 5,000,000 shares; issued 2,371,815 shares                   23,718                  -
   Common stock, no par value, authorized 15,000,000 shares; issued

     6,364,533 shares in 2000 and 6,225,371 shares in 1999                   -                     -
   Additional paid-in capital                                           21,653,390            17,639,105
   Treasury stock, at cost, 200,000 shares in 2000 and  1999              (863,497)             (863,497)
   Accumulated deficit                                                 (16,346,101)          (11,167,502)
   Unearned stock compensation                                             (53,612)              (29,264)
                                                                        ___________            __________
                             Total shareholders' equity                  4,413,898             5,578,842
                                                                        ___________            __________
                             Total liabilities and
                                 shareholders' equity                  $ 12,161,439           13,112,258
                                                                        ===========            ==========

See accompanying notes to consolidated financial statements

                                        MEDPLUS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                                Years Ended January 31, 2000, 1999 and 1998

                                                             Year Ended         Year Ended       Year Ended
                                                             January 31,        January 31,      January 31,
                                                                2000              1999              1998
                                                            _____________      _____________    ____________
Revenues:
  Systems sales                                             $  8,377,056         6,155,381        7,912,158
  Support and consulting revenues                              4,160,839         3,803,557        2,288,994
                                                            _____________      _____________    ____________
              Total revenues                                  12,537,895         9,958,938       10,201,152

Cost of revenues:
  Systems sales                                                4,014,751         3,411,387        5,171,635
  Support and consulting revenues                              3,285,468         3,688,850        2,054,556
                                                            _____________      _____________    ____________
              Total cost of revenues                           7,300,219         7,100,237        7,226,191
                                                            _____________      _____________    ____________
              Gross profit                                     5,237,676         2,858,701        2,974,961

Operating expenses:
  Sales and marketing                                          3,181,806         4,968,590        5,309,109
  Research and development                                     1,606,554         1,217,733          713,124
  General and administrative                                   3,323,753         3,368,174        3,789,719
                                                            _____________      _____________    ____________
              Total operating expenses                         8,112,113         9,554,497        9,811,952
                                                            _____________      _____________    ____________
              Operating loss                                  (2,874,437)       (6,695,796)      (6,836,991)
Other income (expense):
  Synergis management expenses, acquisition
    and offering costs                                          (179,663)       (2,070,731)      (3,707,945)
  Interest expense                                              (518,838)         (131,470)        (346,315)
  Other income (expense), net                                    140,866           375,864          114,393
                                                            _____________      _____________    ____________
              Total other income (expense), net                 (557,635)       (1,826,337)      (3,939,867)
                                                            _____________      _____________    ____________
              Loss before income tax benefit                  (3,432,072)       (8,522,133)     (10,776,858)

Income tax benefit                                               (11,176)       (1,616,370)      (3,475,777)
                                                            _____________      _____________    ____________
              Loss from continuing operations                 (3,420,896)       (6,905,763)      (7,301,081)

Income (loss) from discontinued operations                    (1,757,703)       (1,641,990)      10,406,170
                                                            _____________      _____________    ____________
              Net income (loss)                               (5,178,599)       (8,547,753)       3,105,089
  Conversion discount on preferred stock                        (346,285)             -              -
  Preferred stock dividend requirements                         (246,000)             -              -
                                                            _____________      _____________    ____________
              Income (loss) attributable to common
                 shareholders                               $ (5,770,884)       (8,547,753)       3,105,089
                                                            =============      =============    ============
Earnings (loss) per share - basic and diluted:
  Continuing operations                                     $      (0.66)            (1.13)           (1.23)
  Discontinued operations                                          (0.29)            (0.27)            1.76
                                                            _____________      _____________    ____________
              Net income (loss)                             $      (0.95)            (1.40)            0.52
                                                            =============      =============    ============
Weighted average number of shares of common stock              6,086,970         6,109,439
5,922,781
                                                            =============      =============    ============

See accompanying notes to consolidated financial statements.

                                                   MEDPLUS, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Shareholders' Equity
                                            Years Ended January 31, 2000, 1999 and 1998
                                                                                                                Accu-
                                                                                                               mulated
                                                                  Addi-                           Unearned     other          Total
                                 Common    Preferred              tional                Accu-       stock      compre-
share-
                                 stock-    stock-     Preferred   Paid-in    Treasury   mulated     compen-    hensive
    holders'
                                 shares    shares      stock      capital    stock      deficit     sation   income (loss)
 equity
                               _________   _________  _________ __________  _________  ___________
_________  ___________ __________

Balances at January 31, 1997   5,921,706     -        $  -      14,938,186     -       (5,471,341) (204,154)
  1,824     9,264,515
Comprehensive income:
   Unrealized gains on investment
      securities, net of tax         -       -           -           -         -            -          -       (1,824)       (1,824)

   Net income                        -       -           -           -         -        3,105,089      -         -        3,105,089
Total comprehensive income                                                                                                3,103,265
                                                                                                                          __________
Issuance of common stock,
    net of issuance costs        225,056     -           -       2,010,549     -            -          -         -
2,010,549
Purchase of treasury shares      (10,500)    -           -           -       (53,554)       -          -         -
(53,554)
Options exercised                 16,666     -           -         109,719     -            -          -         -          109,719
Tax benefit associated with
    exercise of options              -       -           -          93,500     -            -          -         -           93,500
Minority shareholders'
   interest in accumulated
   deficit of DiaLogos               -       -           -           -         -         (253,497)     -         -         (253,497)

Unearned compensation under
   employee stock
   award plan,
   net of amortization             7,784     -           -          63,610     -            -        (4,449)     -
59,161
Fair value of options
   issued to nonemployees            -       -           -         122,547     -            -        20,780      -
143,327
                               _________   _________  _________ __________  _________  ___________
_________  ___________ __________

Balances at January 31, 1998   6,160,712     -           -      17,338,111   (53,554)  (2,619,749)
(187,823)     -       14,476,985
Issuances of common stock         32,232     -           -         217,574     -            -          -         -
217,574
Purchase of treasury shares     (189,500)    -           -           -      (809,943)       -          -         -
(809,943)

Options exercised                  7,673     -           -          58,085     -            -          -         -           58,085
Net loss                             -       -           -           -         -       (8,547,753)     -         -       (8,547,753)
Stock compensation under
   employee stock award plan,
   net of amortization            14,254     -           -          25,335     -            -         2,832      -
28,167
Net amortization of
   options issued to nonemployees    -       -           -           -         -            -       155,727      -
155,727
                               _________   _________  _________ __________  _________  ___________
_________  ___________ __________

Balances at January 31, 1999   6,025,371     -           -      17,639,105  (863,497) (11,167,502)
(29,264)     -        5,578,842

Issuances of preferred stock,
   net of issuance costs             -    2,371,815    23,718    3,706,416     -            -          -         -
3,730,134
Issuances of warrants related
   to preferred stock and debt       -       -           -          42,913     -            -          -         -           42,913
Issuances of common stock         62,199     -           -          92,738     -            -          -         -
92,738
Options exercised                 22,833     -           -         120,968     -            -          -         -          120,968
Dividends on preferred stock      45,630     -           -         (43,000)    -            -          -         -
(43,000)
Net loss                             -       -           -           -         -       (5,178,599)     -         -       (5,178,599)
Stock compensation under
   employee stock award plan,
   net of amortization             8,500     -           -          45,390     -            -            80      -           45,470
Warrants issued to
   nonemployees, net of
   amortization                      -       -           -          48,860     -            -       (24,428)     -           24,432
                               _________   _________  _________ __________  _________  ___________
_________  ___________ __________

Balances at January 31, 2000   6,164,533  2,371,815   $23,718   21,653,390  (863,497) (16,346,101)
(53,612)     -        4,413,898
                               =========   =========  ========= ==========  =========
=========== =========  =========== ==========

See accompanying notes to consolidated financial statements.

                                           MEDPLUS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                   Years Ended January 31, 2000, 1999 and 1998

                                                       Year Ended          Year Ended          Year Ended
                                                       January 31,         January 31,         January 31,
                                                           2000               1999                1998
                                                    _________________    ________________    _______________

Cash flows from operating activities:
  Net income (loss)                                  $ (5,178,599)         (8,547,753)          3,105,089
  Loss (income) from discontinued operations            1,757,703           1,641,990         (10,406,170)
                                                    _________________    ________________    _______________

  Loss from continuing operations                      (3,420,896)         (6,905,763)         (7,301,081)
  Adjustments to reconcile loss from continuing
    operations to net cash used in operating
    activities:
      Synergis acquisition and offering costs              -                  573,724           2,979,555
        Impairment losses related to UDMS                  -                     -              1,241,513
      Amortization of capitalized software
        development costs                                 751,840             520,960             531,024
      Amortization of unearned stock
        compensation costs                                 69,898             158,559             222,487
      Depreciation and amortization of fixed assets       420,122             355,102             226,200
      Amortization of deferred costs
        related to long-term debt                         121,827                -                   -
      Amortization of excess of cost over
        fair value of net assets acquired                  -                     -                130,705
      Provision for loss on doubtful accounts              41,000             123,405             112,348
      Deferred income taxes                                -                 (206,147)           (359,224)
      (Gain) loss on sale of fixed assets                   1,804              16,612              (3,691)
      Changes in assets and liabilities,
        net of business acquisitions:
        Accounts receivable                             2,182,242            (601,208)         (3,017,908)
        Other receivables                                   1,570             (17,133)            (35,581)
        Costs in excess of billings                      (355,737)            (31,693)               -
        Inventories                                        26,662             315,159            (471,902)
        Prepaid expenses and other assets                  99,670             (54,903)              1,165
        Accounts payable and accrued expenses            (896,964)           (602,605)          2,835,279
        Income taxes                                      550,000          (1,896,869)               -
        Deferred revenue                                  962,378             522,664             182,463
                                                    _________________    ________________    _______________

          Net cash provided by (used in)
             continuing operations                        555,416          (7,730,136)         (2,726,648)
          Net cash used in discontinued operations       (723,493)         (2,245,361)         (2,046,877)
                                                    _________________    ________________    _______________

          Net cash provided by (used in)
             operating activities                        (168,077)         (9,975,497)         (4,773,525)

Cash flows from investing activities:
 Capitalization of software development costs          (1,025,780)         (1,060,170)           (884,337)
 Purchases of fixed assets                               (282,772)           (434,061)           (351,229)
 Proceeds from sales of investment
   securities and fixed assets                             -                     -                318,248
 Cash acquired in (payments made for) business
    acquisitions                                           -                     -                 16,375
 Synergis acquisition and offering costs                (236,445)          (1,725,452)         (1,478,838)
 Proceeds from the sale of discontinued operations         -                     -             17,334,588
 Other advances and investments                            -                     -               (927,695)
                                                    _________________    ________________    _______________

         Net cash provided by (used in)
           investing activities                       (1,544,997)          (3,219,683)         14,027,112


Cash flows from financing activities:
 Proceeds from issuance of common stock,
    net of issuance costs                                213,706               83,420           2,105,269
 Proceeds from the issuance of preferred
    stock and warrants, net of issuance costs          3,740,242                 -                   -
 Purchase of treasury stock                                -                 (809,943)            (53,554)
 Proceeds from borrowings on line of credit            9,485,993            7,143,759          11,721,152
 Repayments on line of credit                        (11,130,501)          (5,883,094)        (10,224,799)
 Proceeds from issuance of long-term debt
    and warrants                                       2,000,000                 -                   -
 Payment of debt issue costs                            (119,372)             (60,000)               -
 Payment of preferred dividends                           (1,000)                -                   -
 Principal payments on capital lease obligations         (29,448)             (29,807)            (39,345)
                                                    _________________    ________________    _______________

         Net cash provided by financing activities     4,159,620              444,335           3,508,723
                                                    _________________    ________________    _______________

         Net increase (decrease) in cash and
          cash equivalents                             2,446,546          (12,750,845)         12,762,310

Cash and cash equivalents, beginning of period         1,024,485           13,775,330           1,013,020
                                                    _________________    ________________    _______________

Cash and cash equivalents, end of period             $ 3,471,031            1,024,485          13,775,330
                                                    =================    ================
===============
Interest paid                                        $   448,077              113,920             282,963
                                                    =================    ================
===============
Income taxes paid (refunds received)                 $  (561,176)             600,000                -
                                                    =================    ================
===============


See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998


(1)          Description of the Business
MedPlus is an E-Health business to business provider of web-based information technology solutions that enable health care providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.
The Company's health care related products, included in its Health Care Solutions segment, consist of the ChartMaxx Enterprise-wide Private Health Record System ("ChartMaxx") and the OptiMaxx[R] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and the physician office. In addition, this system enables health care organizations to comply with the proposed Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[R], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments within hospital and reference laboratories and physician offices. The Company's Universal Document Management Systems, Inc. subsidiary, included in its Workflow and Content Management Segment, develops and sells Step2000[R], a workflow Content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.
Substantially all of the Company's operations are located in Cincinnati, Ohio.

 (2)     Summary of Significant Accounting Policies
(a)     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Document and FutureCORE. All intercompany accounts and transactions have been eliminated in consolidation.
In December 1999, the Company made the decision to dispose of its interest in DiaLogos Incorporated, which was sold effective March 1, 2000. The Company also sold its IntelliCode division in January 1998. As a result, both entities have been accounted for as discontinued operations. The consolidated financial statements of the Company have been reclassified to present these entities as discontinued operations. The accompanying notes present amounts related only to continuing operations, unless otherwise indicated.
(b)     Fiscal Year
The Company has a fiscal year commencing on February 1 and ending on January 31 of the respective year.
(c)     Revenue Recognition
The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts, installation, implementation, training, and consulting services.
Revenue related to system sales is recognized in compliance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2, 98-4 and 98-9, which pertain to Software Revenue Recognition. For OptiMaxx systems, revenue is generally recognized upon shipment. Revenue recognition for ChartMaxx systems generally commences when a contract is signed and the system is configured and shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, the Company recognizes revenue for the entire contract under the percentage of completion method of accounting.
Revenues from installation, implementation, training, and consulting services are recognized in the period in which the services are performed. Revenue from support contracts is recognized ratably over the term of the contract. Deferred revenues primarily represent support contracts that have been billed in advance of the support to be provided.
 (d)     Cash and Cash Equivalents
At January 31, 2000 and 1999, cash and cash equivalents consisted of $3,232,200 and $1,010,351, respectively, in money market fund investments. Due to the short-term nature of these investments, the carrying value of cash and cash equivalents approximates fair value.
Interest income from cash equivalents and investment securities, included in other income (expense) in the consolidated statements of operations, was $148,327, $260,481 and $94,703, for the years ended January 31, 2000, 1999, and 1998.
(e)     Concentrations of Credit Risk
Financial instruments potentially exposing the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash equivalents and trade accounts receivable. The Company's cash equivalents consist of highly liquid money market funds. The Company's trade accounts receivables are largely concentrated in the health care industry. However, the Company's credit risk is limited due to the geographic dispersion and diversity of customers making up the Company's receivable portfolio.
(f)     Inventories
Inventories generally relate to computer equipment purchased for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.
(g)     Capitalized Software Development Costs
The Company accounts for software development costs in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in designing and developing computer software products are expensed as research and development until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Upon the achievement of technological feasibility, software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.
Annual amortization expense, included in cost of revenues in the consolidated statements of operations, is the greater of the amount computed, using the ratio of the current year's revenues to the total of current and anticipated future revenues, or the straight-line method over the remaining economic life which does not exceed five years. Amortization amounted to $751,840, $520,960, and $531,024 for the years ended January 31, 2000, 1999, and 1998, respectively. Accumulated amortization for capitalized software development costs was $2,108,577 and $1,356,737, at January 31, 2000 and 1999, respectively.
(h)     Fixed Assets
Fixed assets are stated at cost for purchased assets, fair value for assets obtained through acquisitions, and the present value of minimum lease payments for equipment held under capital leases. Depreciation, including amortization of capital leases, is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.
(i)     Income Taxes
The provisions for income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
(j)     Stock Option Plan
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, the Company recognizes no compensation cost in its consolidated statements of operations because the exercise price of its stock options is equal to the market price of the underlying stock on the date of grant. In addition, the Company provides pro forma disclosure of the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is an alternative method of accounting for stock options.
(k)     Earnings (Loss) Per Share
The Company calculates earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share, which requires the calculation of "basic" and "diluted" earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the assumed conversion of all dilutive securities. Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive. At January 31, 2000, potential dilutive securities consisted of 2,371,815 shares of convertible preferred stock, 1,102,839 warrants issued to non-employees, and 1,763,553 options to purchase common stock of the Company under the Company's stock incentive plans.
(l)      Comprehensive Income (Loss)
Consistent with SFAS No. 130, Reporting Comprehensive Income, the Company includes comprehensive income (loss) in its consolidated statement of shareholders' equity. Comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders. Amounts included in this statement represent net income (loss) and unrealized gains on investment securities.
(m)  Supplemental Cash Flow Information
During fiscal 2000, the Company issued 45,630 shares of its common stock valued at $80,000 to satisfy dividend requirements on its convertible preferred stock.
The Company's discretionary contribution to its Retirement Savings and Investment Plan for the fiscal years ended 2000 and 1999, respectively, was funded through the issuance of 12,197 and 32,232 shares of common stock, valued at approximately $23,600 and $217,600 at the dates of issuance. During fiscal 2000, the Company also issued 50,002 shares of its common stock valued at $69,100 to fund its Employee Stock Purchase Plan for the fiscal 1999 plan year. During the years ended January 31, 2000, 1999 and 1998, the Company granted employees 8,500, 14,254, and 7,784 shares of common stock, respectively, under a stock award plan. The market value of the stock at the dates of grant was approximately $45,000, $23,000, and $64,000, respectively, and is being amortized over one year in accordance with the terms of the awards.
In fiscal 2000, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to a consultant of the Company. This warrant has an estimated fair value of $48,860 which is being amortized into expense over the related service period of two years.
In fiscal 1998, the Company realized a tax benefit of $93,500 associated with the exercise of stock options. The tax benefit reduced the income tax liability and was credited to paid-in capital.
(n)     Use of Estimates
Preparing financial statements in conformity with generally accepted accounting principles requires the Company's management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of
contingent assets and liabilities.   Actual results could differ
from those estimates.
(o)  Reclassifications
Certain reclassifications have been made to the consolidated financial statements previously reported to conform to the current period presentation.

     (3)     Discontinued Operations
DiaLogos
In December 1999, the Company's board of directors authorized management to enter into negotiations to formally dispose of its majority interest in DiaLogos Incorporated, its education subsidiary. As a result, DiaLogos has been reported as a discontinued operation in the consolidated financial statements. In March 2000, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group for cash consideration of $300,000. The terms of the arrangement also include additional consideration including a two-year $450,000 note with interest payable at a 2% premium over the current prime rate and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock. The warrant is exercisable based upon certain future actions taken by the management of DiaLogos. The note is collateralized by the stock of DiaLogos. Due to DiaLogos' history of operating losses and negative cash flows, the Company has assessed no value to the note and warrant. As a result, the Company recognized a loss on the sale of DiaLogos of $885,527. No income tax benefit has been provided for this loss because of the Company's net operating loss position.
IntelliCode
In January 1998, the Company completed the sale of all the assets of its IntelliCode division to Becton Dickinson and Company ("Becton Dickinson") for total proceeds of $17,334,588 plus royalty payments over five years. In connection with the sale, Becton Dickinson also assumed certain liabilities of the IntelliCode division, primarily deferred revenues and obligations related to service contracts and an office lease.
The Company recognized a pre-tax gain of $14,724,720 and an after-tax gain of $10,268,710 related to this transaction for the year ended January 31, 1998. The royalty payments are based on future defined revenues and are recorded as income when earned. No royalty payments were earned for the years ended January 31, 2000 and 1999.
Universal Document
In January 1998, the Company decided to sell the net assets of the Universal Document segment and presented it as a discontinued operation for the fiscal year ended January 31, 1998. During fiscal 1999, due to a change in the Company's customer base which enhanced the compatibility of the segment with the Company's OptiMaxx product, the Company made the decision to retain the Universal Document segment and presented the results of operations and financial position of the segment in continuing operations in for the fiscal year ended January 31, 1999. Prior years' financial statements were presented on a comparable basis. Included in the fiscal 1998 operating loss were impairment losses related to the excess of cost over fair value of net assets acquired and capitalized software development costs of $774,677 and $466,836, respectively. The Company had also accrued a loss of $180,000 for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal. The Company reversed this accrual during fiscal year 1999 as a result of its decision to retain Universal Document. These reversals are included in discontinued operations for the year ended January 31, 1999.
Losses related to the sale of DiaLogos, income from the IntelliCode discontinued operations and the reversal of accrued losses related to the disposal of the net assets of the Universal Document segment, as shown on the accompanying Consolidated Statements of Operations, includes the following

                                                      Year Ended         Year Ended       Year Ended
                                                      January 31,        January 31,      January 31,
                                                          2000              1999              1998
                                                     _____________      _____________    _____________
 Revenues:
  DiaLogos                                           $ 1,848,942          1,471,046             -
  Intellicode                                              -                         -             7,274,279
                                                     _____________      _____________    _____________
Total revenues                                       $ 1,848,942          1,471,046         7,274,279
                                                     =============      =============    =============

Operating income (loss):
  DiaLogos                                           $  (827,176)        (1,819,289)         (710,318)
  Intellicode                                              -                  -             1,805,741
  Universal Document                                       -                290,654          (290,654)
                                                     _____________      _____________    _____________
 Total operating income (loss)                          (827,176)        (1,528,635)          804,769
 Gain (loss) on sale:
   Loss on sale of DiaLogos                             (885,527)             -                 -
   Gain on sale of Intellicode                             -                  -            14,724,720
                                                     _____________      _____________    _____________
 Total gain (loss) on sale                              (885,527)             -            14,724,720
Income tax expense:
   Discontinued operations                               (45,000)          (113,355)         (667,309)
   Disposal of Intellicode                                 -                  -            (4,456,010)
                                                     _____________      _____________    _____________
 Total income tax expense                                (45,000)          (113,355)       (5,123,319)
                                                     _____________      _____________    _____________
Income(loss) from discontinued operations            $(1,757,703)        (1,641,990)       10,406,170
                                                     =============      =============    =============


As of January 31, 2000 and 1999, $67,743 and $14,544 of interest expense has been allocated to the operating loss from discontinued operations related to DiaLogos. This allocation of interest expense related to the overall debt of the Company has been based upon the net assets of DiaLogos, relative to the net assets of the Company on a consolidated basis.

As of January 31, 2000, the Company had net assets of $204,198 generally consisting of the following assets and liabilities of
DiaLogos: cash, accounts receivable, and fixed assets-net of depreciation, trade accounts payable and accrued expenses, and obligations under capital leases.


     (4)     Synergis Management Expenses, Acquisition and
Offering Costs
In 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, later, through private financing.
For the years ended January 31, 2000, 1999 and 1998, the Company incurred and expensed $179,663, $1,497,007 and $728,390, respectively, for operating costs associated with the senior management team hired to manage the expected merger of the entities and the public offering or private financing of the Synergis subsidiary. In addition, for the years ended January 31, 1999 and 1998, the Company had expensed $573,724 and $2,979,555, respectively, for acquisition and offering costs related to accountants', attorneys', and consultants' fees incurred on behalf of postponed initial public offerings. During the first quarter of fiscal 2000, the Company terminated all negotiations and has not incurred any expenses subsequent to that date. The Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.


(5)    Fixed Assets
Fixed assets consisted of the following at January 31, 2000 and
1999:
                                   January 31,         January 31,
                                       2000               1999
                                   ___________         ___________

Equipment                          $1,632,211           1,391,091
Furniture and fixtures                536,858             526,662
Leasehold improvements                197,181             197,181
Purchased software                    162,590             148,710
                                   ___________         ___________
                                    2,528,840           2,263,644
Accumulated depreciation and
   amortization                    (1,344,014)           (939,664)
                                   ___________         ___________
                                   $1,184,826           1,323,980

(6)          Bank Agreements
As of January 31, 2000, the Company had a $2,000,000 revolving line of credit agreement with a bank that had an outstanding balance of $1,112,509. The interest rate on the line of credit agreement is payable at the bank's prime rate plus 1 1/2%. During fiscal 2000, the Company also paid a closing fee of $60,000 and quarterly commitment fees of 1% on the line of credit. The
Company's assets secure the line of credit. Due to the variable rate and short-term nature of the agreement, its carrying value approximates fair value.
On February 15, 2000, the Company entered into a new $2,000,000 revolving credit facility with the same bank that is due on May
15, 2000. The interest rate on the new financing agreement is payable at the bank's prime rate plus 1 1/2% and the credit facility is secured by all assets of the Company.
(7)      Debt and Equity Financing
In April 1999, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes")
and $4,100,000 in Series A Convertible Preferred Stock (the
"Preferred Stock").   Certain terms of the Agreement were amended
in June 1999. The proceeds of the financing will be utilized to fund working capital requirements and continue product development and market penetration of certain of the Company's core products.
On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999. The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon.
Due to the recent issuance of the Notes, their carrying amounts approximate their fair values. The holders of the Notes also received warrants to purchase 281,137 Preferred Stock at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to Preferred Stock, but would receive a reduced number of shares of Preferred Stock.
On June 25, 1999, the Company issued to the investors 2,371,815 of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,773,047). The Preferred Stock are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The Preferred Stock (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and
(c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Stock into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Stock were issued to the Investors at a purchase price of $1.66. These warrants cannot be exercised unless the value of the Company's stock price as traded on the NASDAQ over a twenty-day period exceeds $7.17.
As of January 31, 2000, the $2,000,000 Notes issued by the Company on April 30, 1999 have been recorded, net of debt issuance costs and discounts, in the Consolidated Balance Sheet as long-term debt. Debt issuance costs and discounts on the Notes will be amortized to interest expense over the remaining term of the Notes. The effective interest yield on the Notes is estimated at an annual rate of 14.5%. The estimated fair value of the Note warrants have been recorded as additional paid-in-capital in the Consolidated Balance Sheet. The Preferred Stock and related warrants have also been recorded in shareholders' equity in the Consolidated Balance Sheet based upon their relative estimated fair value. The estimated fair value of all financial instruments were based upon an external appraisal by an investment banking firm unrelated to the Company.
The Company recognized in the second quarter of fiscal 2000 a beneficial conversion feature on the Preferred Stock of $346,285 that was included in the Consolidated Statement of Operations as an adjustment to net loss. This amount represents the effect of the differential between the conversion price and the closing market price on the date of commitment of the Preferred Stock. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it has a negative impact on the Company's earnings (loss) per common share-basic and diluted in the second quarter of fiscal 2000. The
Company also records dividends on the preferred stock on a quarterly basis beginning in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per share-basic and diluted.
(8)          Common Stock and Related Transactions
In connection with the sale of the IntelliCode assets to Becton Dickinson, the Company sold 222,556 shares of its common stock to Becton Dickinson in exchange for $2,000,000 in cash on January 28, 1998. The sale price was based on the average closing price of the Company's common stock for the thirty days prior to the announcement on November 21, 1997 of the signing of a letter of intent relating to the sale of the IntelliCode assets.
During fiscal 2000, the Company entered into an agreement with an investment firm to obtain $6,100,000 of debt and equity financing. The terms of the agreement are described more fully in Note 7, Debt and Equity Financing, to the consolidated financial statements.

     (9)     Income Taxes
Total income tax expense (benefit) for the years ended January 31, 2000, 1999 and 1998 were as follows:
                          January 31,    January 31,   January 31,
                             2000           1999          1998
                          ____________  ____________  ____________

Loss from operations      $ (11,176)     (1,616,370)   (3,475,777)
Discontinued operations      45,000         113,355     5,123,319
Shareholders' equity, for
  Compensation expense for
    tax purposes in excess
    of amounts recognized
    for Financial reporting
    purposes                    -             -           (93,500)
Shareholders' equity,
    unrealized Gains (losses)
    on marketable Securities
    recorded for Financial
    reporting purposes          -             -            (1,026)
                          ____________  ____________  ____________
                          $  33,824      (1,503,015)    1,553,016
                          ============  ============  ============

Total income tax benefit attributable to loss from continuing operations for the years ended January 31, 2000, 1999 and 1999 were as follows:
                          January 31,   January 31,    January 31,
                             2000           1999          1998
                          ____________  ____________  ____________
Federal:
  Current                 $  (11,176)    (1,229,425)  (2,574,749)
  Deferred                      -          (179,718)    (231,146)
                          ____________  ____________  ____________
                             (11,176)    (1,409,143)  (2,805,895)
                          ____________  ____________  ____________
State:
  Current                       -          (180,798)    (541,804)
  Deferred                      -           (26,429)    (128,078)
                          ____________  ____________  ____________
                                -          (207,227)    (669,882)
                          ____________  ____________  ____________
                          $  (11,176)    (1,616,370)  (3,475,777)
                          ============  ============  ============

Income tax benefit differs from the amounts computed by applying the Federal statutory rate to pre-tax loss from continuing operations as a result of the following:

                          January 31,   January 31,    January 31,
                             2000           1999          1998
                          ____________  ____________  ____________

Computed "expected"
  benefit                $(1,166,904)    (2,897,525)  (3,664,132)
Change in valuation
  allowance                1,368,250      1,429,220      468,754
State income taxes,
  net of Federal benefit    (168,393)      (413,118)    (574,634)
Other                        (44,129)       265,053      294,235
                          ____________  ____________  ____________

                         $   (11,176)    (1,616,370)  (3,475,777)
                          ============  ============  ============
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at January 31, 2000 and 1999 are as follows:
                                         January 31,   January 31,
                                            2000          1999
                                        ____________  ____________

Deferred tax assets:
  Net operating loss carryforward       $4,215,595      2,817,759
  Accrued Expenses                         330,113        223,009
  Capital loss carryforward                 84,922         84,922
  Alternative minimum tax                   38,824         50,000
                                        ____________  ____________
    Total gross deferred  tax assets     4,669,454      3,175,690
    Less valuation allowance            (3,349,446)    (1,981,196)
                                        ____________  ____________
    Net deferred tax assets              1,320,008      1,194,494
                                        ____________  ____________

Deferred tax liabilities:
  Software costs                        (1,136,900)      (998,331)
  Fixed assets                            (175,293)      (163,660)
  Other                                     (7,815)       (32,503)
                                        ____________  ____________
    Total gross deferred tax
      liabilities                       (1,320,008)    (1,194,494)
                                        ____________  ____________
    Net deferred tax liabilities        $     -              -
                                        ============  ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's recent history of operating losses, management has established valuation allowances against its net deferred tax assets as of January 31, 2000.
At January 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $10,800,000, which are subject to realization based upon the Company's ability to generate future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The net operating loss carryforwards expire at various periods through 2019. The Company also has a capital loss carryforward of approximately $218,000 which is available to offset future capital gains, if any, through 2001.

 (10)     Stock Incentive Plans
In 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan ("Long-Term Plan") and the Directors' Nondiscretionary Stock Option Plan ("Directors' Plan"), collectively the "Option Plans." The Long-Term Plan provides for the grant of up to 2,000,000 stock-based incentives to employees in the form of stock options, stock appreciation rights, stock awards, or any combination thereof. A total of 100,000 shares is reserved for issuance under the Directors' Plan. Options granted under the Long-Term Plan may be either nonqualified or incentive options. Under the terms of both the Long-Term Plan and the Directors' Plan, options may not be granted at less than fair market value on the date of the grant. Options granted under both plans are exercisable in installments; however, no options are exercisable earlier than six months or later than ten years from the date of the grant.
At January 31, 2000, there were 270,502 shares available for grant under the Long-Term Plan and 38,975 additional shares available for grant under the Directors' Plan.
The per share weighted average fair values at the date of grant for options granted during the years ended January 31, 2000, 1999, and 1998 were $1.22, $3.10, and $3.25, respectively. These fair values were estimated using the Black Scholes option-pricing model with the following weighted average assumptions: 2000 - expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 70%, and an expected life of 4.1 years; 1999 - expected dividend yield 0%, risk-free interest rate of 5.07%, expected volatility of 53%, and an expected life of 4.8 years; 1998 - expected dividend yield 0%, risk-free interest rate of 6.16%, expected volatility of 41%, and an expected life of 4.8 years.
The Company applies APB Opinion No. 25 in accounting for the Option Plans; accordingly, no compensation cost has been recognized for its options granted to employees in the
consolidated financial statements.   The Company recognized
$31,930, $190,483, and $59,160 of compensation cost during the years ended January 31, 2000, 1999 and 1998, respectively, related to stock awards granted under the Long-Term Plan.

For its employee stock options, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) would have been reduced (increased) to the pro forma amounts indicated below:


                          January 31,   January 31,    January 31,
                             2000           1999          1998
                          ____________  ____________  ____________
Net income (loss)
     As reported         $ (5,770,884)  (8,547,753)    3,105,089
     Pro forma             (6,604,787)  (9,500,571)    2,239,941
                          ============  ============  ============
 Net income (loss)
  per share -
     basic and diluted
     As reported         $      (0.95)       (1.40)         0.52
     Pro forma                  (1.09)       (1.56)         0.38
                          ============  ============  ============

In February 1999, the Company also granted an option to purchase 100,000 shares of common stock with an estimated fair value of $48,860 as compensation to a consultant. The estimated fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 5.1%, expected volatility of 53%, and an expected life of 3 years. The fair value of these options is being amortized over the related service periods of two years. The Company recognized $24,432 in amortization expense related to the option grant in the year ended January 31, 2000. Transactions with respect to options, including options granted to consultants, for the years ended January 31, 2000, 1999 and 1998 were as follows:
                                                         Weighted
                                            Number        Average
                                              of         Exercise
                                            Shares         Price
                                          __________   ___________
Shares under option, January 31, 1997      766,650      $   8.63
Options exercised                          (16,666)         5.97
Options forfeited or canceled              (12,467)         9.51
Options granted                            275,775          7.26
                                          __________

Shares under option, January 31, 1998    1,013,292          8.29
Options exercised                           (7,673)         7.57
Options forfeited or canceled              (41,892)         7.95
Options granted                            331,000          6.12
                                          __________
Shares under option, January 31, 1999    1,294,727          7.74
Options exercised                          (22,833)         5.30
Options forfeited or canceled              (95,091)         8.30
Options granted                            586,750          2.69
                                          __________

Shares under option, January 31, 2000    1,763,553          6.01
                                          ==========
The following table summarizes information about options, including options granted to consultants, at January 31, 2000

                               Options Outstanding                                Options Exercisable
__________________________________________________________________________
_______________________________
                                      Weighted
                                      Average             Weighted                                Weighted
   Range of           Number         Remaining             Average              Number            Average
 Exercise Prices    of Options    Contractual Life      Exercise Price        of Options      Exercise Price
_________________  ____________  ____________________  ___________________
_____________  ________________
$  1.95-2.27         423,250            4.2                $1.93                  50,000             $ 1.88
   2.28-5.12         292,467            3.1                 4.36                 244,803               4.55
   5.13-7.68         671,336            3.3                 6.59                 448,008               6.58
   7.69-11.52        190,500            2.1                 9.69                 186,834               9.70
  11.53-17.30        186,000            2.4                12.02                 133,500              12.06
                   ____________                                               ____________

                   1,763,553            3.2                 6.01               1,063,145               7.13
                   ============                                               ============
</TABLE

In June 1998, the Board of Directors approved the MedPlus, Inc.
Employee Stock Purchase Plan (the "Plan"), to provide employees of the Company the opportunity to purchase shares of the Company's common stock. The Company is authorized to issue up to 350,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose biannually, to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.
The purchase price of the stock is 85% of the lower of its beginning-of-period or end-or-period market price. For fiscal
2000 and 1999, the Company issued 67,422 and 17,701 shares, respectively, to employees for stock purchases. As the Plan has been created as a noncompensatory plan, no compensation expense under APB 25 has been recognized in the Company's financial statements. Under SFAS 123, the aggregate fair value of the purchase rights, which would have resulted in expense to the Company was $186,000, resulting in a consolidated pro forma net loss of $5.9 million and a net loss per share of $ .98 for the year ended January 31, 2000. For fiscal 1999, the effect of the purchase rights to the Company's net loss, on a pro forma basis, was not material. The fair value for fiscal 2000 was estimated using the Black-Scholes model with the following assumptions:
dividend yield of 0%, expected life of 6 months, expected volatility of 69%, and risk free interest rates ranging from of 5-
6%. The weighted average fair value of the employee's purchase rights utilizing these assumptions was $2.77 and $.55 for fiscal years 2000 and 1999, respectively.

(11)     Retirement Savings and Investment Plan
The Company has a Retirement Savings and Investment Plan, a 401(k)
Plan, in which employees may participate by contributing specified percentages of qualified compensation subject to Internal Revenue
Service limitation. The Company may make discretionary contributions to a maximum of 100% of each participant's contribution. For the years ended January 31, 2000 and 1999, the Company recognized expense of $18,045 and $23,633, respectively, for discretionary contributions into the Plan. For the year ended
January 31, 1998, the Company recognized expense of $213,495, of which $147,174 related to continuing operations. The Company's contributions to the Plan were funded subsequent to each year end through the issuance of 3,208, 12,197 and 31,629 shares of the Company's common stock for fiscal 2000, 1999 and 1998, respectively.

 (12)     Related Party Transactions
In fiscal 1998, the Company purchased a majority interest in DiaLogos Incorporated. The Company also arranged for approximately
$400,000 of funding for DiaLogos from investors who are officers and directors of the Company. In exchange for the funding, these investors received 18.5% of DiaLogos' common shares. As of March
10, 2000, the Company had divested its ownership in the stock of DiaLogos (see footnote 3, Discontinued Operations); however, certain officers of the Company have maintained or increased their effective ownership in DiaLogos.

 (13)     Commitments and Contingencies
(a)     Leases
The Company leases office space and certain equipment under noncancelable operating lease agreements extending through May, 2004. Rent expense related to these operating leases amounted to approximately $300,000, $272,000, and $201,000 for the years ended
January 31, 2000, 1999 and 1998, respectively.
The Company also leases certain equipment and furniture and fixtures under capital leases with terms ranging from three to five years. The cost of these capital assets, included in fixed assets in the Consolidated Balance Sheet, was fully amortized as of January 31, 2000. Amortization expense related to fixed assets held under capital leases is included with depreciation and amortization expense.
Future minimum lease payments under capital leases as of January
31, 2000 were $18,186, excluding interest of $575, and are classified as current in the consolidated balance sheet.
As of January 31, 2000, future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year were as follows: $311,000 for fiscal 2001, $305,000for fiscal 2002, $154,000 for fiscal 2003, and $15,000 for fiscal
2004.

 (b)     Legal Contingencies
Various lawsuits arising during the normal course of business are pending against the Company and its consolidated subsidiaries. In the opinion of management, no material effect on the Company's consolidated financial position or results of operations is expected to result from these matters.
During the third quarter of fiscal 2000, the Company settled a claim filed by a former contractor of the Company for $375,000.
The Company has made cash payments of $262,500 in fiscal 2000 which have been included in operating activities in the Consolidated Statement of Cash Flows. The remaining amount will be paid during fiscal 2001. The Company recorded the expense as a sales and marketing expense in the Consolidated Income Statement.


(14)     Operating Segments
Based upon management's organization of its products and services, the company has two reportable segments: Health Care Solutions
(ChartMaxx, E-Maxx, OptiMaxx, and FutureCORE) and Workflow and
Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, other income(expense), including interest expense, and income taxes.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 1 to the Consolidated Financial Statements).
The following table presents the revenues, segment operating profit (loss), capital expenditures, depreciation and amortization, and total assets of the Company by operating segment


                                               January 31,              January 31,             January 31,
                                                  2000                    1999                        1998
                                             ________________       __________________      ________________
Revenues:
   Health Care solutions                     $ 11,426,327               9,285,097                9,256,064
   Workflow and Content Management              1,171,419               1,421,963                1,186,825
     Less intercompany (a)                        (59,851)               (748,122)                (241,737)
                                             ________________       __________________      ________________
                                             $ 12,537,895               9,958,938               10,201,152
                                             ================       ==================
================

Segment operating loss (b):
  Health Care solutions                      $   (150,059)             (3,233,699)              (1,049,406)
  Workflow and Content Management                 300,084                 (27,231)              (1,498,981)
                                             ________________       __________________      ________________
                                             $    150,025              (3,260,930)              (2,548,387)
                                             ================       ==================
================
 Capital expenditures:
   Health Care solutions (c)                 $    278,738                 432,293                  326,747
   Workflow and Content Management                  4,034                   1,768                   24,482
                                             ________________       __________________      ________________

                                             $    282,772                 434,061                  351,229
                                             ================       ==================
================
 Depreciation and amortization of
   fixed assets:
   Health Care solutions (c)                 $    388,744                 324,459                  201,717
   Workflow and Content Management                 31,378                  30,643                   24,483
                                             ________________       __________________      ________________

                                             $    420,122                 355,102                  226,200
                                             ================       ==================
================
Total assets:
  Health Care solutions (c)                  $ 11,347,639              11,397,918               22,917,353
  Workflow and Content Management                 502,136                 475,932                  546,978
 Net assets from discontinued operations          204,198               1,238,408                     -
                                             ________________       __________________      ________________


                                             $ 12,053,973              13,112,258               23,464,331
                                             ================       ==================
================

(a)     Intercompany revenues are based upon fair value of the transaction.
(b)     Before corporate expenses.
(c)     The Company has not historically maintained a separate balance sheet for its corporate assets.
The
Health Care Solutions' balances include segment and corporate activity.

                  Reconciliations of segment data to the Company's consolidated data follow:

                                               January 31,             January 31,             January 31,
                                                  2000                    1999                        1998
                                             ________________       __________________      ________________
Operating loss:
  Segments                                   $      150,025             (3,260,930)            (2,548,387)
  Corporate                                      (3,024,462)            (3,434,866)            (4,288,604)
                                             ________________       __________________      ________________


            Operating loss                       (2,874,437)            (6,695,796)            (6,836,991)

Other income (expenses):
  Synergis expenses                                (179,663)            (2,070,731)            (3,707,945)
  Interest expense                                 (518,838)              (131,470)              (346,315)
  Other income(expense), net                        140,866                375,864                114,393
                                             ________________       __________________      ________________

 Loss from continuing operations
   before income tax benefit                 $   (3,432,072)            (8,522,133)           (10,776,858)
                                             ================       ==================
================



All of the company's operations are located in the United States.  Also, the company primarily sells to
customers within the United States. Revenues from customers located internationally were not material.
</TABLE

(15)     Significant Customers
Due to the size of certain of the Company's contracts, one contract can represent a significant portion of the Company's total revenue in a given year. However, the customer base representing this portion of revenue varies each year making the Company not necessarily dependent upon one significant customer.
For the year ended January 31, 2000, the Company's consolidated revenues included two customers who accounted for a total of 31% of consolidated revenues. For the years ended January 31, 1999, and 1998, a single customer accounted for 36%, and 12% of the Company's total revenues, respectively.

(16)     Quarterly Results of Operations (Unaudited)
The following tables set forth selected quarterly financial information for the fiscal years ended January 31, 2000 and 1999


                                                           Year ended January 31, 2000

_______________________________________________________________________
                                        First           Second         Third          Fourth
                                       Quarter         Quarter         Quarter        Quarter         Total
                                     ____________  ____________   _____________  _____________
___________
Revenues                             $ 3,818,708      1,669,912      2,700,726     4,348,549     12,537,895
Operating loss from
  continuing operations                 (530,683)    (1,628,972)    (1,158,721)      443,939     (2,874,437)
Income (loss) from
  continuing operations                 (760,874)    (1,729,636)    (1,249,732)      319,346     (3,420,896)
Income (loss) from
  discontinued operations (a)           (318,953)      (329,778)      (264,280)     (844,692)    (1,757,703)
Net loss                              (1,079,827)    (2,059,414)    (1,514,012)     (525,346)    (5,178,599)
Net loss attributable
  to common shareholders             $(1,079,827)    (2,487,699)    (1,596,012)     (607,346)
(5,770,884)
                                     =============  ============   ============= ==============
============
Earnings per share - basic (b)
  Continuing operations                    (0.13)         (0.36)         (0.22)         0.04          (0.66)
  Discontinued operations                  (0.05)         (0.05)         (0.04)        (0.14)         (0.29)
                                     ____________  ____________   _____________  _____________
___________
Net loss  - basic                    $     (0.18)         (0.41)         (0.26)        (0.10)         (0.95)
                                     =============  ============   ============= ==============
============

Earnings per share - diluted (b)
  Continuing operations                    (0.13)         (0.36)         (0.22)         0.03          (0.66)
  Discontinued operations                  (0.05)         (0.05)         (0.04)        (0.09)         (0.29)
                                     ____________  ____________   _____________  _____________
___________
Net loss  - diluted                  $     (0.18)         (0.41)         (0.26)        (0.07)         (0.95)
                                     =============  ============   ============= ==============
============

Weighted average shares
  outstanding-basic                    6,050,198      6,041,269      6,098,955     6,128,259      6,086,970
                                     =============  ============   ============= ==============
============
Weighted average shares
  outstanding-diluted (d)              6,050,198      6,041,269      6,098,955     9,033,028      6,086,970
                                     =============  ============   ============= ==============
============

                                                           Year ended January 31, 1999

_______________________________________________________________________
                                        First           Second         Third          Fourth
                                       Quarter         Quarter         Quarter        Quarter         Total
                                     ____________  ____________   _____________  _____________
___________
Revenues                             $ 1,596,332      1,478,349      3,575,587     3,308,670      9,958,938
Operating loss from
  continuing operations  (c)          (2,304,763)    (2,386,645)    (1,061,305)     (943,083)    (6,695,796)
Loss from continuing
  operations                          (1,602,049)    (2,289,637)    (1,209,057)   (1,805,020)    (6,905,763)
Income from discontinued
  operations                            (143,925)      (318,367)      (291,001)     (888,697)    (1,641,990)
Net loss                             $(1,745,974)    (2,608,004)    (1,500,058)   (2,693,717)    (8,547,753)
                                     =============  ============   ============= ==============
============

Earnings per share - basic (b)
  and diluted:
  Continuing operations                    (0.26)        (0.37)          (0.20)        (0.30)         (1.13)
  Discontinued operations                  (0.02)        (0.05)          (0.05)        (0.15)         (0.27)
                                     ____________  ____________   _____________  _____________
___________
Net loss                              $    (0.28)        (0.42)          (0.25)        (0.45)         (1.40)
                                     =============  ============   ============= ==============
============
Weighted average shares
  outstanding                          6,160,157     6,170,726       6,085,537     6,016,325      6,109,439
                                     =============  ============   ============= ==============
============
</TABLE


Notes to quarterly results of operations:
(a) Included in the fourth quarter of fiscal 2000 is a loss of $885,527 relating to the expected loss on the disposal of DiaLogos.
(b) Quarterly amounts are not additive.
(c) Certain amounts from prior quarters have been restated to conform to fiscal 2000 presentation.
(d) Weighted average shares outstanding-diluted for the fourth quarter of fiscal 2000 includes the effect of potentially dilutive securities as the Company had income from continuing operations. Potentially dilutive securities include convertible preferred stock, and the effect of warrants and options issued to employees and calculated based upon the treasury stock method.
The calculation excludes 721,702 warrants on the preferred stock as these warrants had not met the requirements for becoming exercisable. The effect of potentially dilutive securities has been omitted from the calculation of weighted average shares outstanding for all other quarters because the effect of the securities would be antidilutive.
     (17)     Liquidity
Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its IntelliCode division, debt financing, offerings of its common stock to the public and, most recently, a subordinated debt and preferred share equity financing. In order to continue its growth strategy in the E-Health market, the Company may be replacing or extending its line of credit and may consider alternative financing including equity financing or potentially the sale of certain of its assets. Management believes that its current operating plan will enable the Company to continue its growth strategy in the E-Health market. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's executive officers and directors are as follows:

     Name                      Age             Position
Richard A. Mahoney             52         Chairman of the Board,
                                          Chief Executive Officer
                                          President and Director
Philip S. Present II           49         Senior Vice President,
                                          Chief Operating Officer
                                          and Director
Paul F. Albrecht               44         Vice President and Chief
                                          Technology Officer
Daniel A. Silber               51         Vice President of
                                          Finance and Chief
                                          Financial Officer
Peter W. Stephan               44         Vice President of Sales
Thomas R. Wagner               36         Vice President of
                                          Strategic Planning
Edward L. Cahill               47         Director
Jay Hilnbrand                  66         Director and Retired
                                          General Manager of
                                          Universal Document
Robert E. Kenny III            44         Secretary and Director
Martin A. Neads                51         Director
Edward L. Samek                63         Director
Paul J. Stein                  53         Director


Directors are elected annually by the shareholders and serve for one-year terms. Officers serve at the discretion of the Board of Directors and are elected on an annual basis.

Richard A. Mahoney has been the Company's President and a director of the Company since January 1991. While Mr. Mahoney has been the President of the Company since its inception, Mr. Mahoney has held the titles of Chairman of the Board and Chief Executive Officer of the Company since November 1995. Mr. Mahoney has extensive experience in the areas of strategic planning, marketing, and financing for health care institutions. In addition, he has lectured on subjects such as managed care, capitation, integrated provider networks, computer-based patient record systems, and regional health care alliances. Prior to joining MedPlus, Inc., Mr. Mahoney was president of a company that provided equipment financing for hospitals and related organizations.

Philip S. Present II joined the Company in April 1995 as Vice
President of Corporate Development.  Mr. Present was named the
Chief Operating Officer of the Company in June 1996. Mr. Present became a director of the Company on December 13, 1997 to fill a vacancy created on the Board by an increase in the number of directors of the Company from five to six. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG Peat Marwick LLP; most recently serving as the Partner-in-Charge of the Information, Communication and Entertainment Practice for the Ohio Valley and Southeast regions of the United States. From 1987 to 1993, Mr. Present was Partner-in-charge of the Audit Practice - Cincinnati.

Paul F. Albrecht was elected Vice President and Chief Technology
Officer on December 13, 1997 following his tenure as General
Manager of the ChartMaxx Division of MedPlus since May 16, 1994.
Prior to joining the Company, Mr. Albrecht was Director of the Platform Development Center for Cincinnati Bell Information
Systems and oversaw the development of distributed client/server systems for high volume, mission critical applications. Prior to that, Mr. Albrecht was a software engineer and technical manager at AT&T Bell Labs. While at AT&T Bell Labs, he led the development of a health care clinical information system and developed core technology for the UNIX operating system. Mr.
Albrecht has published technical articles on programming languages, UNIX, neural networks and health care applications.

Daniel A. Silber joined the Company in May 1995 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Silber was Chief Financial Officer of Saturday Knight
Ltd., Chief Financial Officer of Tipton Associates, Treasurer of
Emery Realty, Inc. and CPA and Senior Accountant with Coopers and
Lybrand.

Peter W. Stephan joined the Company in February, 2000. Prior to joining the Company, Mr. Stephan spent his entire business career with Wallace Computer Services, Inc. (Wallace), based in Lisle,
Illinois, serving in a variety of senior-level sales and marketing positions. His most recent position at Wallace was General
Manager of the Health Care Division where he was responsible for the health care sales, sales support and marketing operations.
During his career at Wallace, Mr. Stephan also served as a Divisional Vice President for West Coast sales, General Sales
Manager in Dallas and Director of Corporate Marketing.  Mr.
Stephan replaced Timothy McMullen, who left the Company is February 2000.

Thomas R. Wagner joined the Company in June 1999 as Vice President of Strategic Planning. Mr. Wagner has over twelve years of experience with software development companies. Prior to joining the Company, Mr. Wagner spent two years as Chief Technology
Officer of DiaLogos Incorporated, previously a majority owned subsidiary of MedPlus. Prior to his work at DiaLogos, Wagner served as Director of Advanced Research and Development with Cincom Systems, Inc., where he developed a product that was later voted among the top 10 products of the year by Client-Server Tools
Bulletin.

Edward L. Cahill joined the Company as a director in June 1999.
Cahill is a founding partner of Cahill, Warnock & Company, a company specializing in private equity and negotiated direct investments in emerging public and private companies. Prior to founding Cahill, Warnock & Company, Cahill was a Managing Director at Alex. Brown & Sons. From 1986 to 1995 he headed that firm's
Health Care Investment Banking Group, specializing in health care growth companies. While at Alex. Brown, his group completed offerings for the first public companies in the home health care, health maintenance organization, ambulatory surgery center, and physician practice management industries, as well as several of the leading biopharmaceutical companies.

Jay Hilnbrand, a director of the Company since April 1994, is the retired General Manager of Universal Document which became a wholly owned subsidiary of the Company in 1995.

Robert E. Kenny III, an attorney engaged in the private practice of law since 1985, has served as Secretary of the Company since its inception and as a director of the Company since 1991. Prior to 1985, Mr. Kenny was an associate with Seeley, Savage, and Aussem, a law firm in Cleveland, Ohio. Prior to that, Mr. Kenny was a tax accountant with Price Waterhouse.

Martin A. Neads became a director of the Company in December 1998.
Mr. Neads is currently an executive director and business consultant with European IT Solutions, Ltd. (EITS). Prior to joining EITS, Mr. Neads was Vice President and General Manager of
Operations and Senior Vice President and General Manager of the
Software Products Division for Structural Dynamics Research Corp., a leading international provider of mechanical design automation software and engineering services.

Edward L. Samek joined the Company as a director in February, 2000. Samek currently serves as the Vice Chairman and as a director of MedQuist Inc., the country's largest provider of electronic medical transcription services to hospitals, clinics and group practices. Mr. Samek had been the Chairman and Chief
Executive Officer of The MRC Group, a leading privately-held electronic medical transcription company that was acquired by MedQuist in December 1998. He has also served as President of SecrePhone Ltd., also a provider of medical transcription services, Hudson Pharmaceutical Corporation and Childcraft
Education Corporation.  Mr. Samek, a director of the Medical
Transcription Industry Alliance, served as president of that organization for two terms during the period 1996-1999.

Paul J. Stein has been a director of the Company since 1991.  Mr.
Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

Additional information regarding the Company's officers and directors is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related
Transactions" of the Proxy Statement for the Company's Annual
Meeting of Shareholders to be held on June 27, 2000.  Such Proxy
Statement will be filed with the Securities and Exchange
Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

All transactions executed in 1999 by the Company's directors, officers and beneficial owners, were, to the Company's knowledge, reported in a timely fashion as required by Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive
Compensation" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 27, 2000, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 27, 2000, is incorporated herein by reference.
Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's
Annual and Special Meeting of Shareholders scheduled for June 27,
2000, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-
KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are hereby filed as part of this Form 10-KSB:


                                                                                                 Sequential
Exhibit Number      Description of Exhibits                                                      Page Number
2     Asset Purchase Agreement, dated January 28, 1998, by and between Becton,
                    Dickinson and Company and MedPlus, Inc.                                      See note 1
3                   Amended Articles of Incorporation and Code of Regulations                    See note 2
10.1                Lease between MedPlus, Inc. and Duke Realty Limited Partnership for
                    principal offices, dated April 24, 1995                                      See note 3
10.2                Executive Employment Agreement dated October 31, 1995 between MedPlus, Inc.
                    and Richard A. Mahoney                                                       See note 3
10.3                First Lease Amendment between MedPlus, Inc. and Duke Realty Limited
                    Partnership for principal offices, dated December 6, 1996                    See note 4
10.4                Second Lease Amendment between MedPlus, Inc. and Duke Realty Limited
                    Partnership for principal offices, dated December 6, 1996 [most recent?]     See note 4
10.5                OptiMaxx[R] And Step2000[R] Software License, Hardware Purchase and Related
                    Services Agreement dated August 31, 1998 by and between MedPlus, Inc. and
                    Quest Diagnostics Incorporated                                               See note 5
10.6                Securities Purchase Agreement dated April 30, 1999 by and among MedPlus,
                    Inc. and Cahill, Warnock Strategic Partners, L.P., et al.                    See note 5
10.7                Amended and Restated Securities Purchase Agreement dated
                    June 8, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic
                    Partners, L.P., et al.                                                       See note 6
10.8                MedPlus, Inc. Software License and Database Maintenance Agreement dated
                    December 9, 1999 by and between MedPlus, Inc. and Quest Diagnostics
                    Incorporated
10.9                MedPlus, Inc. ChartMaxx[TM] Software License Agreement dated January 4, 2000 by and between MedPlus, Inc. and Cybear, Inc.
10.10               Employment Agreement dated February 1, 2000 by and between MedPlus, Inc.
                    and Philip S. Present II
10.11               Employment Agreement dated February 1, 2000 by and between MedPlus, Inc.
                    and Thomas Wagner
10.12               Employment Agreement dated February 15, 2000 by and between Peter
                    Stephan and MedPlus, Inc.
10.13               Employment Agreement dated February 1, 2000 by and between Daniel A.
                    Silber and MedPlus, Inc.
10.14               Employment Agreement dated February 1, 2000 by and between Paul F.
                    Albrecht and MedPlus, Inc.
10.15               Pledge and Security Agreement dated March 1, 2000 by and between MedPlus,
                    Inc. and LV Acquisition, LLC
10.16               Stock Redemption Agreement dated March 1, 2000 by and between MedPlus, Inc.
                    and Learning Voyage, Inc.
10.17               Promissory Note dated March 1, 2000 from Learning Voyage, Inc.
10.18               Common Stock Warrant dated March 1, 2000 for 80,000 shares of
                    Learning Voyage, Inc.
13                  Annual Report to Shareholders                                                See note 7
21                  Subsidiaries of MedPlus, Inc.
23                  Consent of KPMG LLP

</TABLE


Note 1: Incorporated by reference to the Company's Report on Form
8-K filed on February 11, 1998.

Note 2: Amended Articles of Incorporation are attached hereto and the Company's Code of Regulations is Incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-
77896C, effective May 24, 1994.

Note 3: Incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-98696, effective November 21, 1995.

Note 4: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 27, 1997.

Note 5: Incorporated by reference to the Company's Annual Report on Form 10K-SB filed May 3, 1999.

Note 6: Incorporated by reference to the Company's Report on Form
8-K filed on June 9, 1999.

Note 7: Pursuant to general Instruction F of Form 10-KSB and
Regulation 240.14a(d) of the Securities Exchange Act of 1934, the
Issuer's Annual Report to the Security Holders for its fiscal year ended January 31, 2000 has been combined with the required information of Form 10-KSB and is being filed with the U.S.
Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

      (b) No Reports on Form 8-K were filed during the three-month period ended January 31, 2000.



SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          MEDPLUS, INC., Registrant


         By:  /s/ Richard A. Mahoney
              Richard A. Mahoney
              President
         Date:  April 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Richard A. Mahoney    Chairman of the Board,    April 28, 2000
Richard A. Mahoney        Chief Executive Officer
                          and President (Principal
                          Executive Officer)

/s/ Daniel A. Silber      Vice President of         April 28, 2000
Daniel A. Silber          Finance and Chief
                          Financial Officer
                          (Principal Financial and
                          Accounting Officer)

/s/ Philip S. Present II  Chief Operating Officer   April 28, 2000
Philip S. Present II      and Director

/s/ Robert E. Kenny III   Secretary and Director    April 28, 2000
Robert E. Kenny III

/s/ Edward L. Cahill      Director                  April 28, 2000
Edward L. Cahill

/s/ Jay Hilnbrand         Director                  April 28, 2000
Jay Hilnbrand

/s/ Martin A. Neads       Director                  April 28, 2000
Martin A. Neads

/s/ Edward L. Samek       Director                  April 28, 2000
Edward L. Samek

/s/ Paul Stein            Director                  April 28, 2000
Paul Stein




Exhibit 21



Subsidiaries of MedPlus, Inc.



ChartMaxx, Inc.: an Ohio corporation wholly owned by MedPlus, Inc.

FutureCORE, Inc.: an Ohio corporation wholly owned by MedPlus, Inc.

Synergis Acquisition, Inc.: an Ohio corporation wholly owned by MedPlus, Inc.

Synergis Technologies, Inc.: an Ohio corporation wholly owned by MedPlus, Inc.

Universal Document Management Systems, Inc.: an Ohio corporation wholly owned by
MedPlus, Inc.

Valcor Associates, Inc.: a Pennsylvania corporation wholly owned by MedPlus, Inc.



Exhibit 23



Consent Independent Auditors



The Board of Directors
MedPlus, Inc.:

We consent to the incorporation by reference in the registration statements of MedPlus, Inc. and subsidiaries on Form S-8 (No. 33-
94426) and Form S-3 (No. 333-20547) of our report dated April 14,
2000, relating to the consolidated balance sheets of MedPlus, Inc.
and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended
January 31, 2000, which report appears in the January 31, 2000 annual report on Form 10-KSB of MedPlus, Inc. and subsidiaries.

/s/ KPMG, LLP


Cincinnati, Ohio
April 14, 2000








