Form 10KSB/A
period 2000-01-31
MEDPLUS INC /OH/
filed 2000-05-30
CIK 922723

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-KSB/A

                              (Mark One)

         [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 31, 2000

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to

Commission file number:     Z-24196

                               MEDPLUS, INC.
            (Name of small business issuer in its charter)

          OHIO                                      48-1094982
 (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

8805 Governor's Hill Drive, Suite 100, Cincinnati OH      45249
Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                    513-583-0500

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

DOCUMENTS INCORPORATED BY REFERENCE:   The Registrant's Annual
Report to Shareholders for the year ended January 31, 2000 unless otherwise amended hereby.

The Registrant hereby amends the following Items of its Annual
Report on Form 10-KSB for the year ended January 31, 2000, as set forth below. Items not referenced below are not amended. The Items referenced below are amended only as indicated below:

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

   The terms of the Notes originally provided that, under certain circumstances, whenever the Company received any cash (excluding, e.g., sales or licenses of Company products and/or services in the ordinary course of business), the Company would immediately pay to the holders of the Notes (the "Noteholders") an amount equal to the lesser of (1) the total amount of principal and interest remaining unpaid under the Notes and (2) the total amount of cash received by the Company or made available to it in such instance.
 In April, 2000, in order to obtain financing to further its E-Health initiative, the Company requested that the Noteholders waive the obligation described above until the earlier of either the Company receiving in excess of $6,000,000 of additional non-operating funding or February 1, 2001. In May 2000, the Noteholders and the Company executed letter agreements pursuant to which the Noteholders consented to the waiver, subject to certain terms and conditions and the approval of final documents. Specifically, the Company agreed to (i) grant to the Noteholders warrants to purchase 25,000 shares of the Company's common stock,
(ii) utilize all non-operating funding proceeds in excess of $6,000,000 received during its fiscal 2001 to repay its outstanding subordinated debt commitment to the Noteholders, (iii) amend warrants to purchase Preferred Shares, previously granted to the Noteholders, to eliminate certain restrictions, making the warrants subject to immediate exercise, (iv) amend additional warrants to purchase Preferred Shares, previously granted to the Noteholders, to convert into common stock, at the option of the Noteholders, and, if the Noteholders so elect, commence registration of the common shares, at the expense of the Company, beginning June 1, 2001 and (v) issue to the Noteholders, warrants to purchase additional common shares, subject to the same registration right as above, exercisable at $.01 per share, annually beginning February 1, 2002, if the Notes are not paid in full. Finally, the Notes are scheduled to be redeemed in three equal annual installments beginning April 30, 2002. The Company agreed that if a scheduled payment has not been made when due, the amount of such scheduled payment would be exchanged into a debenture that is convertible into Preferred Shares, or an equivalent class of preferred, at the Noteholder's option. This debenture will have a ten-year term, bear interest at 8% and be convertible into Series A convertible preferred stock at $1.729 per share, with the same conversion feature and registration rights as certain warrants to purchase Preferred Shares.

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


ITEM 10.  EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION

Summary

The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Company's Chief Executive Officer and the four most highly-compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 for all services rendered to the Company in all capacities (the "named executives") during the last fiscal year and who were serving in such capacity as of January 31, 2000:

                                              SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                          ______________________________________________________________
                               Annual Compensation                                  Awards
                        ________________________________  ______________________________________________________________
Name and                 Fiscal                           Restricted Stock        Securities Underlying     All Other
Principal Position       Year(1)   Salary($)    Bonus($)   Awards ($)                Options(#)         Compensation ($)
____________________     _______  __________  ___________  _________________    _____________________  _________________
Paul F. Albrecht,          2000      131,420     20,400             --              20,000                  5,400(2)
  Vice President and
  Chief Technology         1999      110,000     36,500             --              20,000                   --
  Officer
                           1998       96,667     48,472             --              20,000                   --


Richard A. Mahoney         2000      231,070       --               --             100,000                 24,759(2)
  Chairman of the Board,
  President and Chief      1999      217,000       --               --              50,000                   --
  Executive Officer
                           1998      205,004    200,000           4,015(3)          50,000                   --


Timothy P. McMullen        2000      160,000     51,556(1)          --              15,000                 10,080(2)
  Vice President of
  Sales and Marketing(4)   1999      160,000     74,445(1)          --              10,000                   --

                           1998      149,583     28,262(1)          --              25,000                   --


Philip S. Present II       2000     180,000        --               --              40,000                   --
  Chief Operating Officer
  and Director             1999     180,000        --               --              40,000                   --

                           1998     151,649     100,000             --                --                      500(2)

Daniel A. Silber           2000     120,000       --                --              20,000                  2,210(2)
  Vice President of
  Finance and Chief        1999     120,000      10,000             --              15,000                   --

  Financial Officer
                           1998     109,000        --               --              10,000                   --
(1)  Amounts indicated represent bonus and commission payments.
(2)  Amounts indicated represent payments including car allowance and/or out-of-pocket medical and/or legal reimbursements.
(3)  In 1998, stock awards in equal amounts were given to all Company employees who had completed their fifth year with the
Company.  Mr. Mahoney received such a stock award in 1998.
(4)  Mr. McMullen resigned from his position with the Company on February 4, 2000.




Stock Options

The following table sets forth information regarding stock options granted to the named executives during fiscal 2000:

                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                                         Individual Grants
_________________________________________________________________________________________________________________________________

                        Number of Securities         % of Total Options Granted         Exercise of Base
  Name               Underlying Options Granted     to Employees in Fiscal Year          Price ($/Sh.)       Expiration Date
___________        _____________________________  _______________________________  ________________________  ________________
Paul F. Albrecht            20,000                        4.30%                               $1.95                 6/17/2004

Richard A. Mahoney          50,000                        10.70%                              $1.88                 4/15/2009
                            50,000                        10.70%                              $,195                 6/17/2009

Timothy P. McMullen         15,000                         3.21%                              $,195                 2/04/2001

Philip S. Present II        40,000                         8.56%                              $,195                 6/17/2004

Daniel A. Silber            20,000                         4.28%                              $,195                 6/17/2004




                                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                                  AND FY-END OPTION VALUES

The following table sets forth information regarding stock options exercised by the named executives during fiscal 2000 and the value of unexercised in-the-money options held by the named parties as of January 31, 2000:

                                                            Number of Securities Underlying    Value of Unexercised In-the-Money
                                                            Unexercised Options at FY-End (#)       Options at FY-End ($)(1)
                                                            _________________________________    _________________________________
                         Shares
                      Acquired on                Value
Name                    Exercise              Realized($)      Exercisable      Unexercisable      Exercisable       Unexercisable
_________             ___________            ____________     ______________    _____________      ___________       _____________
Paul F. Albrecht          --                      --             46,500            40,000             1,500             20,000

Richard A. Mahoney        --                      --            350,000            50,000           150,000             50,000

Timothy P. McMullen       --                      --            105,000              --              20,000               --

Philip S. Present II      --                      --             93,334            66,666            25,000             40,000

Daniel A. Silber          --                      --             36,000            30,000            11,000             20,000

_______________
(1) Based on the average high and low prices of the Company's Common Stock on January 31, 2000.  </TABLE

Compliance with Section 16(a) of the Exchange Act

         To the Company's knowledge, during fiscal 2000, all reports required to be filed under Section 16(a) of the Exchange
Act were filed in a timely manner.

Compensation of Directors

During fiscal 2000, the Company's outside directors (those directors who are not employees of the Company) were compensated for their services as directors as follows: (i) directors Paul J.
Stein and Robert E. Kenny III were compensated at a rate of $3,500 per meeting, where $2,500 of each payment represented forgiveness of amounts due under promissory notes issued to the Company by Messrs. Stein and Kenny for loans made to them by the Company to purchase shares of the Company's Common Stock; and (ii) all other outside directors were paid at a rate of $1,000 per meeting.
Outside directors are not compensated for committee meetings that occur on the same date as full Board meetings. The Company does not additionally compensate employee directors. All directors are reimbursed for all expenses incurred in connection with attendance at meetings of the Board and the performance of Board duties.

In addition, outside directors are entitled to receive stock options under the Directors' Plan. Specifically, since 1995, outside directors have been and continue to be entitled to an option to purchase 5,000 shares of the Company's Common Stock after their first year in office and to an annual, automatic grant of an option to purchase 2,500 shares of the Company's Common
Stock at every annual shareholders' meeting. A total of 100,000 shares is available under the Directors' Plan. All options granted under the Directors' Plan have a five year term and an exercise price equal to 100% of fair market value of the Common
Stock on the date of issuance. Options are not exercisable at all for six months after their issuance, at which time they become exercisable as to 50% of the shares covered. After 12 months, they become exercisable in full until expiration.

Employment Agreements

Richard A. Mahoney, the Company's Chairman of the Board, President and Chief Executive Officer, is employed pursuant to an employment agreement dated October 31, 1995. The term of the agreement expires on June 30, 2001 and commenced on November 1, 1995. It provides for a base salary of $186,000 per annum initially, increasing incrementally to a base salary of $245,000 per annum in the final year of the agreement. Under the agreement, Mr. Mahoney will also be entitled to annual bonuses of up to 100% of his salary, the actual amount to be determined based on the Company's performance and Mr. Mahoney's personal performance as determined by the Board of Directors or the Compensation Committee of the Board of Directors. He also is entitled to annual stock option grants of 50,000 shares during the term of the agreement under the Long-Term Plan and may be granted up to 50,000 stock options in lieu of a cash bonus in a particular year.

Under the employment agreement, if the Company terminates Mr.
Mahoney's employment without cause or Mr. Mahoney terminates his employment with the Company under a limited set of circumstances defined in the employment agreement, including a change of control, Mr. Mahoney will receive an amount derived by multiplying the factor 2.99 by the sum of his salary and bonus paid in the year prior to the year of termination. In addition, in the event of a change in control of the Company, all outstanding stock options held by Mr. Mahoney at the time of the change in control and which were granted six months or more prior to such time will become exercisable in full and will become subject to repurchase, at fair market value, for cash by the Company at Mr. Mahoney's election. This agreement also provides that in the event it expires and Mr. Mahoney is not rehired in the same position under the terms and conditions of a new employment agreement acceptable to both Mr. Mahoney and the Company, Mr. Mahoney will receive lump sum severance compensation equal to the sum of the salary and bonus paid to him in the year ending June 30, 2001, the final year of the agreement. In the event the agreement is terminated by the Company for cause, Mr. Mahoney would forfeit any severance payment and all of his outstanding stock options. The agreement also provides that upon termination or expiration, Mr. Mahoney's participation in Company-sponsored employee and health benefit plans will be continued at the Company's expense for a maximum of 18 months so long as he is alive and is not elsewhere employed or self-employed.

Philip S. Present II, the Company's Chief Operating Officer and
Director, is employed pursuant to an employment agreement dated
February 1, 2000. The term of this agreement is 12 months. The agreement provides for a base salary of $18,000 per month, beginning in February 2000, plus bonuses payable based upon the attainment of certain profitability criteria. The agreement contains customary noncompetition and confidentiality provisions and may be terminated by the Company for nonperformance. In the event Mr. Present is elected President of the Company during the term of the agreement, whether or not such election follows a change in control of the Company, the agreement provides that he shall be awarded stock options to purchase 50,000 shares of the Company's Common Stock under the Company's Long-Term Stock
Incentive Plan.  In addition, if the Company terminates Mr.
Present's employment without cause, he shall receive severance pay in the amount of three months' salary. Finally, should Mr.
Present's employment be terminated, with or without cause, as a result of the liquidation, dissolution, consolidation, merger or other business combination of the Company, including the transfer of all or substantially all of the Company's assets, the agreement provides that (i) the Company shall pay to Mr. Present an amount equal to twice the aggregate of salary and bonus payments made to him from February 1, 2000 until the date of such termination and
(ii) all stock options granted to Mr. Present prior to such event shall immediately become fully vested (but in no event shall any stock options become vested earlier than the minimum vesting period provided by the Company's 1994 Long-Term Stock Incentive
Plan).

Paul F. Albrecht, the Company's Chief Technology Officer, is employed pursuant to an employment agreement dated February 1, 2000. The term of this agreement is 12 months. The agreement provides for a base salary of $12,000 per month, beginning in February 2000 through the end of the term of agreement, plus bonuses payable based upon the attainment of certain revenue and profitability criteria. The agreement contains customary noncompetition and confidentiality provisions and may be terminated by the Company for nonperformance. The agreement does not contain any special severance provisions which would be triggered by a change in control of the Company.

Daniel A. Silber, the Company's Chief Financial Officer, is employed pursuant to an employment agreement dated February 1, 2000. The term of this agreement is 12 months. The agreement provides for a base salary of $12,000 per month, beginning in February 2000 through the end of the term of agreement, plus bonuses payable based upon the attainment of certain revenue and profitability criteria. The agreement contains customary noncompetition and confidentiality provisions and may be terminated by the Company for nonperformance. The agreement does not contain any special severance provisions which would be triggered by a change in control of the Company.

Timothy P. McMullen resigned from his position with the Company effective February 4, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.


SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

Under Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, a beneficial owner of a security is any person who, directly or indirectly, has or shares voting power or investment power over such security. Such beneficial owner under this definition need not enjoy the economic benefit of such securities. The following shareholders are known by the Company to have been the beneficial owners, as of May 12, 2000, of 5% or more of the (a) 6,215,232 shares of the Company's Common Stock outstanding as of such date or (b) 2,371,815 shares of the Company's Series A Preferred Stock outstanding as of such date:



Title of Class                    Name and Address of                  Amount and Nature                   Percent of Class(2)
                                  Beneficial Owner(1)                  of Ownership
______________________            _____________________________        _____________________________       _____________________


Common Stock                      Richard A. Mahoney                    3,065,355 shares
                                  Chairman of the Board,                owned beneficially(3)                      46.20 %

                                  President and Chief
                                  Executive Officer
                                  8598 Twilight Tear Drive
                                  Cincinnati, OH  45249


Common Stock                      The Keys Plus Irrevocable Trust       690,938 shares                             11.11%
                                  8598 Twilight Tear Drive              owned beneficially(4)
                                  Cincinnati, OH  45249

Common Stock                      The Keys Irrevocable Trust            690,937 shares                             11.11%
                                  8598 Twilight Tear Drive              owned beneficially(4)
                                  Cincinnati, OH  45249


Common Stock                      Edward L. Cahill                      3,388,260 shares                           35.50%
                                  Director                              owned beneficially(5)
                                  909 Old Oak Road
                                  Baltimore, MD 21212

Series A Preferred Stock          Edward L. Cahill                      3,301,084 shares                           98.28%
                                  Director                              owned beneficially(6)
                                  909 Old Oak Road
                                  Baltimore, MD 21212
_______________________________

(1) The persons and entities named in the above table had, at May 12, 2000, sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in other footnotes to this table. For purposes of this table, stock options, warrants and convertible preferred shares were considered to be exercisable or convertible, as the case may be, if by their terms they could have been exercised or converted as of May 12, 2000 or if they become exercisable or convertible on or before July 11, 2000.

(2) Percentages of class ownership indicated for each person are calculated with respect to a total number of shares equal to the number of shares of a class actually outstanding as of May 12, 2000 plus that number of shares of such class that the person has the right to acquire, through exercise, conversion or otherwise, on or before July 11, 2000.

(3)  Total consists of (i) 927,725 owned outright by Mr. Mahoney,
(ii) approximately 9,431 shares held by Mr. Mahoney through the MedPlus, Inc. 401(k) Plan (the "401(k) Plan"), (iii) 4,500 shares owned by members of Mr. Mahoney's immediate family and (iv) 400,000 shares subject to options exercisable by Mr. Mahoney as of May 12, 2000 or on or before July 11, 2000. In addition, Mr. Mahoney is the sole trustee of two trusts for the benefit of certain minor children that at May 12, 2000 held a total of 1,381,875 shares of Common Stock; Mr. Mahoney had, and continues to have, sole voting and dispository power with respect to the shares held by the trusts but no pecuniary interest in such shares. Finally, Mr. Mahoney had sole voting power as proxy with respect to an additional 341,824 shares, of which 20,000 were shares subject to options exercisable at May 12, 2000 or on or before July 11, 2000.

(4) These shares are also included in the shares shown as beneficially owned by Mr. Mahoney.

(5) Total consists of (i) 59,676 shares owned by Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP (the "Cahill Entities"), with respect to each of which Mr. Cahill is a principal, (ii) 2,313,978 shares of Series A Preferred Stock (the "Preferred Shares") owned by the Cahill Entities, which is convertible into Common Stock, (iii) 2,500 shares of Common Stock subject to options exercisable by Mr. Cahill, (iv) 987,106 warrants for Preferred Shares owned by the Cahill Entities which warrants, once exercised, could be converted into Common Stock and
(v) 25,000 warrants to purchase Common Stock owned by the Cahill
Entities.

(6) Total consists of (i) 2,313,978 Preferred Shares owed by the Cahill Entities and (ii) 987,106 warrants for Preferred Shares owned by the Cahill Entities which warrants, once exercised, could be converted into Common Stock. The Preferred Shares (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events, as more specifically described in the Company's Amended Articles of Incorporation filed as an Exhibit to the Company's Form 10-KSB for the fiscal year ended May 12, 2000.


Management

Ownership of MedPlus, Inc.

As of May 12, 2000, 6,215,232 shares of the Company's Common Stock and 2,371,815 shares of the Company's Series A Preferred
Stock were outstanding.  The following table sets forth the beneficial ownership of the Company's Common Stock and Series A
Preferred Stock by its directors, the named executives and all directors and executive officers as a group, as of May 12, 2000:


Title of Class                     Name and Position of                        Amount and Nature                  Percent of Class
                                   Beneficial Owner (1)                        of Ownership
Common Stock                       Richard A. Mahoney                          3,065,355 shares                         46.20%
                                   Chairman of the Board, President,           owned beneficially (2)
                                   Chief Executive Officer and Director

Common Stock                       Edward L. Cahill                            3,388,260 shares                         35.50%
                                   Director                                    owned beneficially (3)

Common Stock                       Paul J. Stein                               283,550 shares                            4.55%
                                   Director                                    owned beneficially(4)

Common Stock                       Philip S. Present II                        181,502 shares                            2.86%
                                   Chief Operating Officer and Director        owned beneficially(5)

Common Stock                       Jay Hilnbrand                               73,074 shares                             1.17%
                                   Director                                    owned beneficially(6)

Common Stock                       Timothy P. McMullen                         69,427 shares                             1.10%
                                   Vice President of Sales and Marketing       owned beneficially (7)

Common Stock                       Paul F. Albrecht                            68,737 shares                             1.09%
                                   Vice President and                          owned beneficially (8)
                                   Chief Technology Officer

Common Stock                       Daniel A. Silber                            56,255 shares                              .90%
                                   Vice President of Finance                   owned beneficially (9)
                                   and Chief Financial Officer

Common Stock                       Robert E. Kenny III                         22,750 shares                              .37%
                                   Director and Secretary                      owned beneficially (10)

Common Stock                       Martin Neads                                18,375 shares                              .30%
                                   Director                                    owned beneficially (11)

Common Stock                       Ed Samek                                    3,000 shares                               .05%
                                   Director                                    owned beneficially (12)

Series A Preferred Stock           Edward L. Cahill                            3,301,084 shares                         98.28%
                                   Director                                    owned beneficially (13)

Common Stock                       All directors and executive                 6,893,461 shares                         67.05%
                                   officers as a group                         shares owned beneficially (14)
                                   (12 persons)
_____________________________


(1) The persons and entities named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in other footnotes to this table. For purposes of this table, stock options were considered to be currently exercisable if by their terms they could have been exercised as of May 12, 2000 or if they will become exercisable within 60 days thereafter. In addition, percentages of class ownership indicated for each person are calculated with respect to a total number of shares equal to the number of shares of a class actually outstanding as of May 12, 2000 plus that number of shares of such class that the person has the right to acquire, through exercise, conversion or otherwise, on or before July 11, 2000.

(2) Total consists of (i) 927,725 shares which are owned outright by Mr. Mahoney, (ii) approximately 9,431 shares held by Mr. Mahoney through the 401(k) Plan, (iii) 4,500 shares which are owned by members of Mr. Mahoney's immediate family, (iv) 1,381,875 shares which are owned by Mr. Mahoney as trustee for the benefit of certain minor children and with respect to which Mr. Mahoney has sole voting and dispository power, (v) 341,824 shares, 20,000 shares of which are shares subject to options exercisable on or before July 11, 2000, as to which Mr. Mahoney has sole voting power as proxy and (vi) 400,000 shares which Mr. Mahoney currently has, or will have before July 11, 2000, the option to purchase pursuant to options granted to him in 1995, 1996, 1997, 1998 and 1999 in accordance with his employment agreement with the Company, and options granted to him in lieu of a cash bonus for 1996.

(3) Total consists of (i) 59,676 shares owned by Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP (the "Cahill Entities"), with respect to each of which Mr. Cahill is a principal, (ii) 2,313,978 shares of Series A Preferred Stock (the "Preferred Shares") owned by the Cahill Entities, which is convertible into Common Stock, (iii) 2,500 shares of Common Stock subject to options exercisable by Mr. Cahill, (iv) 987,106 warrants for Preferred Shares owned by the Cahill Entities which warrants, once exercised, could be converted into Common Stock and
(v) 25,000 warrants to purchase Common Stock owned by the Cahill
Entities.

(4) Total consists of (i) 255,000 shares owned outright by Mr. Stein, (ii) 14,800 shares which are owned by members of Mr. Stein's immediate family and (iii) 13,750 shares which Mr. Stein currently has the option to purchase or will have the option to purchase on or before July 11, 2000. Mr. Stein has shared voting and investment power with respect to the shares owned by members of his immediate family. Mr. Mahoney has sole voting power as a proxy with respect to the 255,000 shares owned outright by Mr. Stein and, should Mr. Stein choose to exercise his option to purchase the 13,750 shares, Mr. Mahoney will also have sole voting power as a proxy with respect to those shares. Accordingly, the 255,000 shares owned outright by Mr. Stein and the 13,750 shares which Mr. Stein has the option to purchase as of are also included in the shares shown as beneficially owned by Mr. Mahoney.

(5) Total consists of (i) 1,371 shares owned outright by Mr. Present, (ii) 50,000 shares owned by Mr. Present through a retirement plan account, (iii) 120,001 shares which Mr. Present has the option to purchase or will have the option to purchase on or before July 11, 2000 and (iv) approximately 10,130 shares held by Mr. Present through the 401(k) Plan.

(6) Total consists of (i) 66,824 shares owned outright by Mr. Hilnbrand and (ii) 6,250 shares which Mr. Hilnbrand has the option to purchase or will have the option to purchase on or before July 11, 2000. Mr. Mahoney has sole voting power as a proxy with respect to the 66,824 shares owned outright by Mr. Hilnbrand and, should Mr. Hilnbrand choose to exercise his option to purchase the 6,250 shares, Mr. Mahoney will also have sole voting power as a proxy with respect to those shares. Accordingly, all shares shown as beneficially owned by Mr. Hilnbrand are also included in the shares shown as beneficially owned by Mr. Mahoney.

(7)  Total consists of (i) approximately 1,093 shares held by Mr.
McMullen through the 401(k) Plan and (ii) 68,334 shares which Mr.
McMullen has the option to purchase or will have the option to purchase on or before July 11, 2000.

(8)  Total consists of (i) 500 shares owned outright by Mr.
Albrecht, (ii) approximately 1,737 shares held by Mr. Albrecht through the 401(k) Plan and (iii) 66,500 shares which Mr. Albrecht has the option to purchase or will have the option to purchase on or before July 11, 2000.

(9) Total consists of 4,983 shares owned outright by Mr. Silber, approximately 3,605 shares held by Mr. Silber through the 401(k) Plan and 47,667 shares which Mr. Silber has the option to purchase or will have the option to purchase on or before July 11, 2000.

(10) Total consists of (i) 5,000 shares owned outright by Mr. Kenny, (ii) 6,500 shares which Mr. Kenny owns through an IRA and
(iii) 11,250 shares which Mr. Kenny has the option to purchase or will have the option to purchase on or before July 11, 2000.

(11)  Total consists of (i) 15,000 shares owned outright by Mr.
Neads and (ii) 3,375 shares which Mr. Neads has the option to purchase or will have the option to purchase on or before July 11, 2000.

(12)  Total consists of 3,000 shares owned outright by Mr. Samek.

(13) Total consists of (i) 2,313,978 Preferred Shares owned by the Cahill Entities and (ii) 987,106 warrants for Preferred Shares owned by the Cahill Entities which warrants, once exercised, could be converted into Common Stock. The Preferred Shares (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events, as more specifically described in the Company's Amended Articles of Incorporation filed as an Exhibit to the Company's
Form 10-KSB for the fiscal year ended May 12, 2000. No officers, named executives or directors other than Mr. Cahill beneficially own any Preferred Shares.

(14) Includes 3,065,355 shares owned by Mr. Mahoney, 3,388,260 shares beneficially owned by Mr. Cahill, 14,800 shares owned by Mr. Stein's immediate family, 181,502 shares beneficially owned by Mr. Present, 69,427 shares beneficially owned by Mr. McMullen, 68,737 shares beneficially owned by Mr. Albrecht, 56,255 shares beneficially owned by Mr. Silber, 22,750 shares beneficially owned by Mr. Kenny, 18,375 shares beneficially owned by Mr. Neads, 3,000 shares beneficially owned by Mr. Samek and the total number of shares owned by those officers who are not named executives. No officers, named executives or directors other than Mr. Cahill beneficially own any Preferred Shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND OTHER INFORMATION

In December 1999, the Company's board of directors authorized management to enter into negotiations to formally dispose of its majority interest in DiaLogos Incorporated, its education subsidiary. In March 2000, the Company's 78% interest in DiaLogos, since renamed "Learning Voyage, Inc.," was redeemed by Learning Voyage for $300,000 cash (immediately following a capital infusion Learning Voyage obtained from a private investment group), a $450,000 note due in two years with interest payable at a 2% premium over the current prime rate and a stock purchase warrant for a 10% interest in Learning Voyage. The warrant is exercisable based upon certain future actions taken by the management of Learning Voyage. In 1997, Richard Mahoney, the President, Chief Executive Officer and Chairman of the
Board of the Company, Philip S. Present II, the Chief
Operating Officer and Director of the Company and Daniel A. Silber, the Chief Financial Officer of the Company, had each invested funds in DiaLogos in exchange for ownership interests therein. Specifically, Mr. Mahoney and his spouse had invested a total amount of $297,000 for an interest of 13.5% of DiaLogos, Mr. Present had invested $44,000 for a 2% interest in DiaLogos and Mr. Silber had invested $22,000 for a 1% interest in DiaLogos. As a result of Learning Voyage's redemption of certain outstanding shares (unrelated to MedPlus' disposition of its interest), the ownership interests described above of each of Messrs. Mahoney, Present and Silber increased to 18%, 2.7% and 1.3%, respectively. Furthermore, Mr. Mahoney, by virtue of his ownership interest in a private investment group, now indirectly owns an additional 39% of Learning Voyage.

On January 1, 1998, and again on January 1, 1999, the Company entered into consecutive Representative Agreements with European IT Solutions ("EITS") pursuant to which the Company hired EITS to research, develop and implement an indirect sales channel for the Company's products and services into part or parts of the member
states of the European Union ("EU").   The Agreement with EITS was
renewed on July 1, 1999 to extend until June 30, 2000. Martin A. Neads, a director of the Company, is a principle of EITS.
Pursuant to the Representative Agreement, the Company has advanced and will continue to advance a certain amount of funding to EITS for market assessment and other activities to be performed by EITS and/or its agents in furtherance of its objectives. In addition, in exchange for its services pursuant to the Representative Agreement, EITS is to receive certain marketing fees based on successful sales in the EU.

The Company's Chief Operating Officer and Director, Philip S. Present II, was an audit partner with the accounting firm KPMG Peat Marwick LLP ("KPMG") prior to joining the Company in 1995.
In such capacity he served as the engagement partner for a client of KPMG during 1993. In 1995 that client restated its financial statements for the years 1992 and 1993 as a result of its allegedly having reported premature and fictitious revenue for such years. In April 1997, the Securities and Exchange Commission ("SEC") settled a civil proceeding in the United States District Court for the Southern District of Ohio against that client and five of its former senior officers. The client consented to a permanent injunction and the former officers consented to both permanent injunctions and a total of approximately $1.5 million in monetary penalties. One of the former officers also pleaded guilty to related criminal charges. In a separate administrative proceeding also concluded in April 1997, Mr. Present and another former KPMG partner voluntarily consented to a cease and desist order arising out of the conduct of the audits of the client's financial statements without admitting or denying any of the SEC's allegations. As a result of the order, Mr. Present was prohibited from practicing as an accountant before the SEC for a period of 30 months from the date of such order. The order does not affect his current duties with the Company or his ability to serve as a director of a publicly-held company. Mr. Present voluntarily consented to the order in order to avoid the expense and time burden of prolonged contested proceedings.

In the first quarter of fiscal 2000, the Company entered into an Agreement with three investment firms to obtain $6,100,000 in debt and equity financing. Edward L. Cahill, one of the Company's directors, is a principal in two of those firms. The detailed terms of the debt and equity financing are described in detail in
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financing," as amended hereby. As of May 12, 2000, the specific ownership interests in the Company held by Cahill, Warnock Strategic Partners Fund, LP and Strategic Associates, LP (the "Cahill Entities"), with respect to each of which Mr. Cahill is a principal, are as follows: (i) 59,676 shares of Common Stock, (ii) 2,313,978 shares of Series A Preferred Stock (the "Preferred Shares"), (iii) 987,106 warrants for Preferred Shares and (iv) 25,000 warrants to purchase Common Stock owned by the Cahill Entities. For further information, see
Item 11, "Security Ownership of Certain Beneficial Owners and Management" and related footnotes the tables included therein.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are hereby filed as part of this Form 10-KSB:

                                                                                                                       Sequential
Exhibit Number       Description of Exhibits                                                                          Page Number

2                    Asset Purchase Agreement, dated January 28, 1998, by and between Becton,
                     Dickinson and Company and MedPlus, Inc.                                                            See note 1
3                    Amended Articles of Incorporation and Code of Regulations                                          See note 2
10.1                 Lease between MedPlus, Inc. and Duke Realty Limited Partnership for
                     principal offices, dated April 24, 1995                                                            See note 3
10.2                 Executive Employment Agreement dated October 31, 1995 between MedPlus, Inc.
                     and Richard A. Mahoney                                                                             See note 3
10.3                 First Lease Amendment between MedPlus, Inc. and Duke Realty Limited
                     Partnership for principal offices, dated December 6, 1996                                          See note 4
10.4                 Second Lease Amendment between MedPlus, Inc. and Duke Realty Limited
                     Partnership for principal offices, dated December 6, 1996                                          See note 4
10.5                 OptiMaxx[R] And Step2000[R] Software License, Hardware Purchase and Related
                     Services Agreement dated August 31, 1998 by and between MedPlus, Inc. and
                     Quest Diagnostics Incorporated                                                                     See note 5
10.6                 Securities Purchase Agreement dated April 30, 1999 by and among MedPlus,
                     Inc. and Cahill, Warnock Strategic Partners, L.P., et al.                                          See note 5
10.7                 Amended and Restated Securities Purchase Agreement dated
                     June 8, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic
                     Partners, L.P., et al.                                                                             See note 6
10.8                 MedPlus, Inc. Software License and Database Maintenance Agreement dated
                     December 9, 1999 by and between MedPlus, Inc. and Quest Diagnostics
                     Incorporated
10.9                 MedPlus, Inc. ChartMaxx[TM] Software License Agreement dated January 4, 2000 by and between MedPlus, Inc. and Cybear, Inc.
10.10                Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Philip S. Present II
10.11                Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Thomas Wagner
10.12                Employment Agreement dated February 15, 2000 by and between Peter Stephan and MedPlus, Inc.
10.13                Employment Agreement dated February 1, 2000 by and between Daniel A. Silber and MedPlus, Inc.
10.14                Employment Agreement dated February 1, 2000 by and between Paul F. Albrecht and MedPlus, Inc.
10.15                Pledge and Security Agreement dated March 1, 2000 by and between MedPlus,
                     Inc. and LV Acquisition, LLC
10.16                Stock Redemption Agreement dated March 1, 2000 by and between MedPlus, Inc. and Learning Voyage, Inc.
10.17                Promissory Note dated March 1, 2000 from Learning Voyage, Inc.
10.18                Common Stock Warrant dated March 1, 2000 for 80,000 shares of Learning Voyage, Inc.
   10.19             Letter Agreement by and between the Company and Cahill, Warnock Strategic Partners Fund,
                     L.P. dated May 1, 2000
10.19                Letter Agreement by and between the Company and Strategic Associates, L.P. dated May 1, 2000
13                   Annual Report to Shareholders                                                                      See note 7
21                   Subsidiaries of MedPlus, Inc.
23                   Consent of KPMG LLP




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

          MEDPLUS, INC., Registrant


         By:  /s/ Richard A. Mahoney
                       Richard A. Mahoney
                       President
         Date:  May 30, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Richard A. Mahoney    Chairman of the Board,    May 30, 2000
Richard A. Mahoney        Chief Executive Officer
                          and President (Principal
                          Executive Officer)

/s/ Daniel A. Silber      Vice President of         May 30, 2000
Daniel A. Silber          Finance and Chief
                          Financial Officer
                          (Principal Financial and
                          Accounting Officer)

/s/ Philip S. Present II  Chief Operating Officer   May 30, 2000
Philip S. Present II      and Director

/s/ Robert E. Kenny III   Secretary and Director    May 30, 2000
Robert E. Kenny III

/s/ Edward L. Cahill      Director                  May 30, 2000
Edward L. Cahill

/s/ Jay Hilnbrand         Director                  May 30, 2000
Jay Hilnbrand

/s/ Martin A. Neads       Director                  May 30, 2000
Martin A. Neads


/s/ Edward L. Samek       Director                  May 30, 2000
Edward L. Samek

/s/ Paul Stein            Director                  May 30, 2000
Paul Stein