Form 10QSB
period 2000-04-30
MEDPLUS INC /OH/
filed 2000-06-20
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

          (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 30, 2000

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ___________

                 Commission file number  Z - 24196

                            MEDPLUS, INC.
     (Exact name of registrant as specified in its charter)

             Ohio                                48-1094982
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

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

                    Yes    X             No

As of June 15, 2000, there were 6,225,275 shares of the registrant's common stock without par value issued and outstanding.



                                             PART I. FINANCIAL INFORMATION
                                              Item 1.  Financial Statements
                                            MEDPLUS, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                                     (unaudited)
                                                                       Three Months           Three Months
                                                                           Ended                  Ended
                                                                      April 30, 2000         April 30,  1999

                                                                       ______________         _____________
Revenues:
   Systems                                                              $ 1,376,300              2,882,200
   Support and consulting                                                 1,524,100                936,500
                                                                       ______________         _____________
        Total revenues                                                    2,900,400              3,818,700

Cost of revenues:
   Systems                                                                  653,900              1,417,200
   Support and consulting                                                   903,700                898,700
                                                                       ______________         _____________
        Total cost of revenues                                            1,557,600              2,315,900
                                                                       ______________         _____________
        Gross profit                                                      1,342,800              1,502,800

Operating expenses:
   Sales and marketing                                                      856,200                863,700
   Research and development                                                 511,000                286,200
   General and administrative                                               753,700                883,600
                                                                       ______________         _____________
        Total operating expenses                                          2,120,900              2,033,500
                                                                       ______________         _____________
        Operating loss                                                     (778,100)              (530,700)

Other income (expense):
     Interest expense                                                      (143,100)               (67,100)
     Other income (expense), net                                             47,100                 16,600
     Synergis management and offering costs                                     --                (179,700)
                                                                       ______________         _____________
        Total other income (expense), net                                   (96,000)              (230,200)
                                                                       ______________         _____________
        Loss before income tax benefit                                     (874,100)              (760,900)
Income tax benefit                                                               --                   --
                                                                       ______________         _____________
        Loss from continuing operations                                    (874,100)              (760,900)
Loss from discontinued
     operations                                                                 --                (318,900)
                                                                       ______________         _____________
        Net loss                                                           (874,100)            (1,079,800)
                                                                       ______________         _____________
Preferred stock dividend requirements                                       (82,000)                  --
                                                                       ______________         _____________
Loss attributable to common shareholders                                $  (956,100)            (1,079,800)
                                                                       ==============         =============
Loss per share - basic and diluted:
      Continuing operations                                            $      (0.15)                 (0.13)
      Discontinued operations                                                    --                  (0.05)
                                                                       ______________         _____________
         Net loss per share                                            $      (0.15)                 (0.18)
                                                                       ==============         =============
Weighted average number of shares of
      common stock outstanding                                            6,206,885              6,050,198
                                                                       ==============         =============


See accompanying notes to consolidated financial statements.

                                        MEDPLUS, INC. AND SUBSIDIARIES
                                         Consolidated Balance Sheets

                                                                April 30,                January 31,
                                                                   2000                     2000
                                                            _________________         _________________
                                                               (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $   2,843,700                  3,471,000
     Accounts receivable, less allowance for
        doubtful accounts of $155,000 at April 30, 2000
        and $196,000 at January 31, 2000                         2,936,900                  2,790,800
     Other receivables                                              47,700                     20,100
     Costs in excess of billings                                   402,000                    387,400
     Inventories                                                   336,300                    415,700
     Prepaid expenses                                              684,100                    615,000
                                                            _________________         _________________
                         Total current assets                    7,250,700                  7,700,000
                                                            _________________         _________________

Capitalized software development costs, net                      3,077,700                  2,833,700
Fixed assets, net                                                1,184,800                  1,184,800
Other assets                                                       281,700                    238,700
Net assets from discontinued operations                               --                      204,200
                                                            _________________         _________________
                                                             $  11,794,900                 12,161,400
                                                            =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of obligations under
            capital leases                                   $      10,300                     18,200
     Borrowings on line of credit                                2,000,000                  1,112,500
     Accounts payable                                            1,083,500                    929,300
     Accrued expenses                                            1,568,800                  1,549,900
     Deferred revenue                                            1,460,600                  2,120,500
                                                            _________________         _________________
                         Total current liabilities               6,123,200                  5,730,400
                                                            _________________         _________________
Long-term notes payable                                          2,033,800                  2,017,100
                                                            _________________         _________________
                         Total liabilities                       8,157,000                  7,747,500
                                                            _________________         _________________
Shareholders' equity:
     Preferred stock with liquidation preferences, $.01
          par value, authorized 5,000,000 shares;
          issued 2,371,815 shares                                   23,700                     23,700
     Common stock, no par value, authorized 15,000,000
          Shares; issued 6,415,232 shares at April 30, 2000
          and 6,364,533 shares  at January 31, 2000                   -                           -
     Additional paid-in capital                                 21,735,600                 21,653,400
     Treasury stock, at cost, 200,000 shares                      (863,500)                  (863,500)
     Accumulated deficit                                       (17,220,200)               (16,346,100)
     Unearned stock compensation                                   (37,700)                   (53,600)
                                                            _________________         _________________
                         Total shareholders' equity              3,637,900                  4,413,900
                                                            _________________         _________________

                                                             $  11,794,900                 12,161,400
                                                            =================         =================
See accompanying notes to consolidated financial statements.

                                           MEDPLUS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                    (unaudited)
                                                                   Three Months            Three Months
                                                                     Ended                     Ended
                                                                  April 30, 2000           April 30, 1999
                                                                 _________________        _________________
Cash flows from operating activities:
     Net loss                                                        (874,100)               (1,079,800)
     Loss from discontinued operations                                   --                    (318,900)
                                                                 _________________        _________________
     Loss from continuing operations                             $   (874,100)                 (760,900)
     Adjustments to reconcile loss from continuing operations
       to net cash provided by (used in) operating activities:
          Amortization of capitalized software development costs      211,200                   170,500
          Depreciation of fixed assets                                112,800                    98,800
          Amortization of unearned stock compensation costs            15,900                    15,800
          Amortization of deferred costs related to long-term debt     22,600                      --
          Realized gain on sales of fixed assets                         --                        (600)
          Provision for loss on doubtful accounts                     (41,000)                      400
          Changes in assets and liabilities:

               Accounts receivable                                    (82,900)                  216,100
               Other receivables                                      (27,600)                  (41,600)
               Costs in excess of billings                            (14,600)                 (309,400)
               Inventories                                             79,400                   110,100
               Prepaid expenses and other assets                     (140,400)                  156,500
               Accounts payable and accrued expenses                  105,700                  (262,800)
               Deferred revenue                                      (659,900)                  183,200
               Income taxes                                              --                     525,000
                                                                 _________________        _________________
                   Net cash provided by (used in)
                       continuing operations                       (1,292,900)                  101,100
                  Net cash used in discontinued operations               --                      (4,600)
                                                                 _________________        _________________
                         Net cash provided by (used in)
                              operating activities                 (1,292,900)                   96,500
                                                                 _________________        _________________
Cash flows from investing activities:
     Capitalization of software development costs                    (455,200)                 (230,500)
     Purchases of fixed assets                                       (112,800)                  (14,300)
     Proceeds from the sale of discontinued operations                270,800                      --
     Synergis acquisition and offering costs                             --                    (157,400)
                                                                 _________________        _________________
                         Net cash used in investing
                              activities                             (297,200)                 (402,200)
                                                                 _________________        _________________
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
     issuance costs                                                    83,200                      --
     Proceeds from borrowings on line of credit                     2,542,000                 2,622,700
     Repayments on line of credit                                  (1,654,500)               (2,516,400)
     Proceeds from long-term debt                                        --                   2,000,000
     Principal payments on capital lease obligations                   (7,900)                   (7,100)
     Payment of debt issue costs                                         --                     (99,800)
                                                                 _________________        _________________
                         Net cash provided by financing
                               activities                             962,800                 1,999,400
                                                                 _________________        _________________
                         Net increase (decrease) in cash
                               and cash equivalents                  (627,300)                1,693,700
Cash and cash equivalents, beginning of period                      3,471,000                 1,024,500
                                                                 _________________        _________________
Cash and cash equivalents, end of period                         $  2,843,700                 2,718,200
                                                                 =================        =================
Interest paid                                                    $     59,200                    80,200
                                                                 =================        =================
Income taxes paid                                                $       --                          --
                                                                 =================        =================

See accompanying notes to consolidated financial statements.



MEPLUS, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

(1)     Description of the Business

MedPlus is an E-Health business to business provider of web-based information technology solutions that enable health care providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.

The Company's health care related products, included in its Health Care Solutions segment, consist of the ChartMaxx[tm] and E.Maxx[tm] Enterprise-wide Private Health Record Systems ("ChartMaxx" and "E.Maxx") and the OptiMaxx[R] Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and the physician office. In addition, this system assists health care organizations in complying with the proposed Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. E.Maxx is the web-enabled, transactional based model of ChartMaxx. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE[R], Inc. subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments within hospital and reference laboratories and physician offices.

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

     (b)     Significant Accounting Policies

     A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended January 31, 2000 included in its Annual Report filed on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

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

     (d)     Supplemental Cash Flow Information

     The Company's discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 2000 plan year was funded in February 2000 through the issuance of 3,208 shares of the Company's common stock. In February 1999, the Company also contributed 12,197 shares of the Company's common stock to fund its Retirement Savings and Investment Plan for the fiscal 1999 plan year. The Company issued 35,121 and 17,701 shares of the Company's common stock in the first quarters of fiscal 2000 and 1999, respectively, in connection with its Employee Stock Purchase Plan.

     The Company granted, in February 1999, a warrant to purchase 100,000 shares of the Company's common stock to a consultant of the Company. This warrant has an estimated fair value of $48,860 that is being amortized into expense over the related service period of two years.

     As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

(3) Discontinued Operation

In March 2000, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group. As a result, DiaLogos has been reported as a discontinued operation in the consolidated financial statements. The terms of the arrangement include cash consideration of $300,000, a two-year $450,000 note with interest payable at a 2% premium over the current prime rate and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock. The warrant is exercisable based upon a future sale or public offering of DiaLogos. The note is collateralized by the stock of DiaLogos. Due to DiaLogos' history of operating losses and negative cash flows, the Company has fully reserved the value of the note and warrant.
 (4)     Bank Agreements

As of April 30, 2000, the Company had a $2,000,000 revolving line of credit agreement with a bank that had an outstanding balance of $2,000,000 and was due on May 15, 2000. The interest rate on the line of credit agreement was payable at the bank's prime rate plus 1-1/2%.
On May 15, 2000, the Company retired the line of credit by paying off the outstanding balance with its existing cash on hand. As a result of the debt repayment, the Company no longer has a line of
credit agreement or any other credit facility.   See also Footnote
8 relating to Liquidity and Subsequent Events for further discussion of the effect of the debt repayment on the Company's working capital and the Company's additional equity financing.
 (5)     Debt and Equity Financing

In April 1999, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible Preferred Stock (the "Preferred Stock"). Certain terms of the Agreement were amended in June 1999 and in May 2000.
On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The Company also is required to pay a 2% fee on the amount of principal outstanding on each annual anniversary of October 31, 1999. The principal portion of the Notes is payable as follows:
$666,666 in April 2002,  $666,667 in April 2003 and $666,667 in
April 2004; however, the Company may redeem the Notes at any time during their term without penalty. In circumstances specified in the Agreement, if the Company receives cash from certain transactions, as defined, the Company may be required to pay any outstanding principal balance and accumulated interest thereon. The holders of the Notes also received warrants to purchase 281,137 Preferred Stock at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to Preferred Stock, but would receive a reduced number of shares of Preferred Stock.
On June 25, 1999, the Company issued to the investors 2,371,815 of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,773,047). The Preferred Stock are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The Preferred Stock (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Stock into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Stock were issued to the Investors at a purchase price of $1.66.
As of April 30, 2000 and 1999, the $2,000,000 Notes issued by the Company have been recorded in the Consolidated Balance Sheet as long-term debt. Debt issuance costs and discounts on the Notes will be amortized to interest expense over the remaining term of the Notes. The effective interest yield on the Notes is estimated at an annual rate of 14.5%. The estimated fair value of the Note warrants were recorded in quarter two of fiscal 2000 as additional paid-in-capital in the Consolidated Balance Sheet. The Preferred Stock and related warrants were also recorded in shareholders' equity in quarter two of fiscal 2000 in the Consolidated Balance Sheet based upon their relative estimated fair value. The estimated fair value of all financial instruments were based upon an external appraisal by an investment banking firm unrelated to the Company. The Company also records dividends on the preferred stock on a quarterly basis beginning in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per share-basic and diluted.
The Notes include a provision requiring the Company to repay the outstanding debt if the Company receives cash from certain non-operating transactions, including equity financing. In May 2000, the holders of the Notes waived this repayment requirement until the earlier of the Company receiving in excess of $6,000,000 of additional non-operating funding or February 1, 2001. In exchange for the waiver, the Company agreed to issue to the Notes' holders 25,000 warrants for the Company's common stock with an exercise price equal to the current fair value of the Company's stock price.
 In the second quarter of fiscal 2001, the Company will be expensing approximately $85,000 relating to the fair market value of these warrants. The Company also agreed to certain other terms including the elimination of a trading restriction on the Company's preferred stock warrants and the potential issuance of additional warrants if the Notes are not repaid by Fiscal 2003. Also, if the Notes are not paid by their scheduled due dates, they may be converted into the Company's preferred stock at the option of the Notes' holders.

(6)     Synergis Management Expenses, Acquisition and Offering
Costs

Beginning in 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, later, through private financing. The Company incurred expenses of $179,700 for the quarter ended April 30, 1999 for operating costs associated with the senior management team hired to manage the expected merger of the entities and the public offering or private financing of the Synergis subsidiary. As of April 1999, the Company terminated all negotiations and has not incurred any expenses subsequent to that date. The Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

(7)     Operating Segments

Based upon management's organization of its products and services, the company has two reportable segments: Healthcare Solutions (ChartMaxx, E.Maxx, OptiMaxx, and FutureCore), and Workflow and Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. Also, the Company primarily sells to customers within the United States, but has currently been focusing on international customers. Revenues from customers located internationally were not material.

The following table presents the revenues and segment operating results of the Company by operating segment:

                                           Three Months Ended
                                      April 30,         April 30,
                                        2000               1999
                                    ___________        __________

Revenues:
   Healthcare solutions             $ 2,527,300         3,648,500
   Workflow and content management      375,800           200,200
   Less intercompany                     (2,700)          (30,000)
                                    ___________        __________
        Total revenues              $ 2,900,400         3,818,700
                                    ===========        ==========

Segment operating results:
  Healthcare solutions              $  (145,800)          181,800
  Workflow and content management       141,000            (2,900)
                                    ___________        __________
        Total segment operating loss     (4,800)          178,900
   Corporate expenses                  (773,300)         (709,600)
                                    ___________        __________
         Total operating loss          (778,100)         (530,700)
                                    ___________        __________
   Other income (expense):
     Other income (expense), net        (96,000)          (50,500)
     Synergis management expenses,
       acquisition and offering costs        --          (179,700)
                                    ___________        __________
         Loss from continuing
           operations before income
           tax benefit              $  (874,100)         (760,900)
                                    ===========        ==========


(8) Liquidity and Subsequent Events

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its IntelliCode division, debt financing, offerings of its common stock to the public and a subordinated debt and preferred share equity financing.

On May 15, 2000, the Company retired its existing line of credit by paying off the outstanding balance with its existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other credit facility.
In June 2000, the Company entered into an equity financing agreement with Quest Diagnostics Incorporated ("Quest"), a leading provider of diagnostic testing, information and services, to provide approximately $9.5 million in equity financing to the Company. Quest is also a customer of the Company. The terms of the agreement allow Quest to acquire up to 19.9% interest in the common stock of the Company. Also, the Company will issue common stock warrants with an exercise price of 110% of the contractually calculated value of the Company's stock price providing for a potential ownership interest of up to 30% of the Company's common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. In addition, the agreement provides Quest with a position on the Company's Board of Directors. Certain terms of the agreement are subject to shareholder approval occurring at the Company's annual shareholder meeting in July 2000 and the Company not having a material adverse change, as defined in the agreement, prior to the annual shareholder meeting. The proceeds of this agreement will be utilized to fund working capital and repay existing debt. In conjunction with the equity financing agreement, the Company also
executed a national sales and marketing agreement with Quest.   In
addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest 100,000 shares of MedPlus stock.

Management believes that its current operating plan, combined with the equity financing noted above and potentially future bank or other financing will enable the Company to continue its growth strategy in the E-Health market. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.

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

The Company's health care related products, included in its Health Care Solutions segment, consist of the ChartMaxx Enterprise-wide Private Health Record System ("ChartMaxx"), the E.Maxx Enterprise-wide Private Health Record System, and the OptiMaxx Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists health care organizations in complying with the proposed Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. E-Maxx is the web-enabled version of the Company's ChartMaxx system. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of health care providers that require electronic storage and quick retrieval of information. The Company's FutureCORE subsidiary ("FutureCORE") provides process improvement and automation services, primarily in the areas of medical records and patient accounts departments, hospital and reference laboratories and physician offices.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document"), included in its Workflow and Content Management Segment, develops and sells Step2000[R], a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

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

History of Operating Losses
The Company has historically incurred operating losses from continuing operations and as of April 30, 2000 had an accumulated deficit of $17.2 million. The Company's software development efforts, the development of new products and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be offset by revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Discontinued Operations
In December 1999, the Company's board of directors authorized management to enter into negotiations to dispose of its majority interest in DiaLogos Incorporated, its education subsidiary. In March 2000, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group for cash consideration of $300,000, a two-year $450,000 note and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock.

Results of Operations

Three Months Ended April 30, 2000 and April 30, 1999

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended April 30, 2000 ("first quarter of fiscal 2001") were $2,900,400, a decrease of $918,300, or 24%, from $3,818,700 for the three months ended April 30, 1999 ("first quarter of fiscal 2000"). The primary reason for this decrease relates to systems sales, which decreased $1,505,900, or 52%, from the first quarter of fiscal 2000, primarily due to a decrease in the number of ChartMaxx and OptiMaxx sales recognized in the first quarter of fiscal 2001. This decrease was partially offset by an increase in the sales of licenses for the Company's Universal Document subsidiary. Although the Company has executed contracts with various hospitals, based upon accounting rules relating to the recognition of revenue, the Company has deferred the recognition of revenue related to system sales for certain
contracts to future quarters.   Support and consulting revenues of
$1,524,100 for the first quarter of fiscal 2001 increased $587,600, or 63%, from the first quarter of fiscal 2000 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase. Fiscal 2001 also included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that occurred in the fourth quarter of fiscal 2000. The Company's E-Health business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the three months ended April 30, 2000 was $1,342,800, or 46% of revenues, compared to $1,502,800, or
39% of revenues, for the three months ended April 30, 1999. The gross profit percentage on systems sales remained relatively comparable at 51% in the first quarter of fiscal 2000 and 52% in the first quarter of fiscal 2001. The gross profit percentage on support and consulting revenues increased from 4% in the first quarter of fiscal 2000 to 41% in the first quarter of fiscal 2001. Fiscal 2001 included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that occurred in the fourth quarter of fiscal 2000 which is not necessarily indicative of a future trend in margin.
However, the Company does anticipate a gradual improvement in the support and consulting revenue as service contracts relating to the Company's ChartMaxx and OptiMaxx products continues to increase.

Operating Expenses: Total operating expenses for the first quarter of fiscal 2001 were $2,120,900, an increase of $87,400, or 4%, compared to $2,033,500 for the first quarter of fiscal 2000. Sales and marketing expenses remained comparable between periods. Research and development expenses increased $224,800, or 79%, compared to the first quarter of fiscal 2000. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses decreased by $129,900, or 15%, over the comparable period of the prior year primarily due to the recognition of expenses in the first quarter of fiscal 2000 related to a legal contingency that was settled in the third quarter of fiscal 2000.

Other Income (Expense): Other income (expense), net, consists primarily of interest income and interest expense. Interest expense increased primarily as the result of increases in the average balance on the Company's line of credit and interest associated with its long-term debt. Other income relates primarily to interest income that increased due to higher average cash balances in fiscal 2001. Expenses related to the employment of Synergis management, acquisition, and offering costs are not anticipated to recur in the future.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the first quarters of fiscal 2001 or 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

Discontinued Operations: Discontinued operations for the first quarter of fiscal 2000 represents the effect of the operations of DiaLogos which was divested in March 2000.

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

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, its strategic focus on the E-Health market, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies that are deemed to have strategic value to the Company. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements, the sale of the assets of its IntelliCode division and most recently, through a private placement of its equity.

Financing
The Company had a revolving line of credit agreement with a bank with an outstanding balance of $2,000,000 as of April 30, 2000 and that was due on May 15, 2000. The Company retired its existing line of credit in May 2000 by paying off the outstanding balance with its existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other credit facility.

In June 2000, the Company entered into an equity financing agreement with Quest Diagnostics Incorporated ("Quest"), a leading provider of diagnostic testing, information and services, to provide approximately $9.5 million in equity financing to the Company. Quest is also a customer of the Company. The terms of the agreement allow Quest to acquire up to 19.9% interest in the common stock of the Company. Also, the Company will issue common stock warrants with an exercise price of 110% of the contractually calculated value of the Company's stock price providing for a potential ownership interest of up to 30% of the Company's common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. In addition, the agreement provides Quest with a position on the Company's Board of Directors. Certain terms of the agreement are subject to shareholder approval occurring at the Company's annual shareholder meeting in July 2000 and the Company not having a material adverse change, as defined in the agreement, prior to the annual shareholder meeting. The proceeds of this agreement will be utilized to fund working capital and repay existing debt. In conjunction with the equity financing agreement, the Company also
executed a national sales and marketing agreement with Quest.   In
addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest 100,000 shares of MedPlus stock.

Management believes that its current operating plan, combined with the equity financing noted above and potentially future bank or other financing will enable the Company to continue its growth strategy in the E-Health market. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.

In the first quarter of fiscal 2000, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible Preferred Shares (the "Preferred Shares"). The proceeds of the financing have been utilized to fund working capital requirements and continue product development and market penetration of certain of the Company's core products. On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. The principal portion of the Notes is payable as follows: $666,666 in April 2002, $666,667 in April 2003 and $666,667 in April 2004; however, the Company may redeem the Notes at any time during their term without penalty. The Notes also contain certain restrictions including the Company's ability to use cash proceeds received from non-operating sources. The holders of the Notes also received warrants to purchase 281,137 Preferred Shares at an exercise price of $1.66. On June 25, 1999, the Company also issued to the investors 2,371,815 Preferred Shares, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,773,047). The Preferred Shares are convertible into the Company's common stock on a one-for-one basis. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The Preferred Shares (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Shares into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 Preferred Shares were issued to the Investors at a purchase price of $1.66.

The Notes include a provision requiring the Company to repay the outstanding debt if the Company receives cash from certain non-operating transactions, including equity financing. In May 2000, the holders of the Notes waived this repayment requirement until the earlier of the Company receiving in excess of $6,000,000 of additional non-operating funding or February 1, 2001. In exchange for the waiver, the Company agreed to issue to the Notes' holders 25,000 warrants for the Company's common stock with an exercise price equal to the current fair value of the Company's stock price. In the second quarter of fiscal 2001, the Company will be expensing approximately $85,000 relating to the fair market value of these warrants. The Company also agreed to certain other terms including the elimination of a trading restriction on the Company's preferred stock warrants and the potential issuance of additional warrants if the Notes are not repaid by Fiscal 2003. Also, if the Notes are not paid by their scheduled due dates, they may be converted into the Company's preferred stock at the option of the Notes' holders. Common Stock Repurchase Program
The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. No shares were repurchased during the first quarters of Fiscal 2001 or Fiscal 2000. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash Flows from Operations and Liquidity
Cash flows used by operating activities for continuing operations for the first quarter of fiscal 2001 were $1,292,900. The principal uses of cash include various changes in working capital accounts including deferred revenue. In fiscal 2000, cash flows provided by operating activities for continuing operations were $106,200. Positive cash flows for the prior year were largely the result of the improvement of working capital for the Company including the receipt of a tax refund of $525,000 in fiscal 2000.

Management continues to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Over the past two years, the Company has made significant strides in curtailing expenses, primarily in the area of sales of marketing, and continues to review its current structure to properly manage expenses. In addition to expense reductions, increased revenues will also be needed to improve operating cash flow. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year 2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. The Company anticipates sales of ChartMaxx and OptiMaxx will increase in fiscal 2001, although there is no assurance that this trend will occur in the near term. The Company is also focusing on its E-Health strategy, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

Other Risk Factors
The Company manufactures and sells software technology in the health care industry. As a result, there are certain risks inherent with operating in these markets including the competitiveness of the software technology industry, the Company's dependence on market acceptance of existing and future products, technological changes in the industry, reliance on key partnerships and the Company's reliance on the health care industry. The Company has also been historically dependent on certain key customers. Internally, the Company must also focus on managing its growth, including retaining and attracting key employees and obtaining the funding necessary to finance its growth strategy. Although management of the Company has been focused on achieving its business plan, there is no guarantee that the Company will be able to achieve profitability under these market conditions.

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

For example, although the Company anticipates sales of ChartMaxx and OptiMaxx will increase in fiscal 2001, there can be no assurance that an increase will occur. Trends in the market, acceptance of new technology and government regulation could have a substantial impact on Company sales. In addition, as noted, the Company is also focusing on its E-Health strategy, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

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

In addition, subsequent to quarter end, the Company entered an agreement with Quest Diagnostics Incorporated. Certain terms of this agreement are subject to shareholder approval occurring at the Company's annual shareholder meeting in July 2000. There can be no assurance that approval will be granted or that the financing received from this transaction will be adequate to fund the Company's future commitments.

PART II. OTHER INFORMATION

Items 1-5.  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are hereby filed as part of this Form
10-QSB


Exhibit
Sequentially
Number                Description of Exhibits
Numbered Page
   3        Articles of Incorporation and Code of Regulations See Note 1

  10.1 Stock Subscription Agreement by and between the Company and Quest Diagnostics Ventures, Inc., dated June 19, 2000

  10.2      Warrant to purchase shares of the Company's Common Stock, dated
            June 19, 2000

  10.3      Stock Purchase Agreement by and between Quest Diagnostics Ventures
            LLC and Richard A. Mahoney, dated June 19, 2000

  10.4      Registration Rights Agreement by and between the Company, Quest
            Diagnostics Incorporated, Cahill, Warnock Strategic Partners Fund,
            L.P. and Strategic Associates, L.P. dated June 19, 2000.

  10.5      National Sales and Marketing Agreement by and between Quest
            Diagnostics Incorporated and the Company, dated June 19, 2000.

  27.1      Financial Data Schedule for the three months ended April 30, 2000
            Filed on EDGAR


Note 1: Amended Articles of Incorporation are incorporated by reference to the Company's Annual Report on Form 10-KSB filed May 1, 2000 and the Company's
Code of Regulations is incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

(b) There were no reports on Form 8-K filed during the three month period ended April 30, 2000


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MedPlus, Inc.



Date:  June 19, 2000        By: /s/  Daniel A. Silber
                                 Daniel A. Silber *
                                 Vice President and Chief Financial
                                 Officer

* Pursuant to the last sentence of General Instruction G to Form
10-QSB, Mr. Daniel A. Silber has executed this Quarterly report on Form 10-QSB both on behalf of the registrant and in his capacity as its principal financial and accounting officer.