Form 10QSB
period 2000-07-31
MEDPLUS INC /OH/
filed 2000-09-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number Z - 24196

MEDPLUS, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	48-1094982 (I.R.S. Employer Identification No.)

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

Yes __X__	No ______

As of September 8, 2000, there were 8,086,257 shares of the registrant's common stock without par value issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

Three Months	Three Months	Six Months	Six Months
Ended	Ended	Ended	Ended
July 31,	July 31,	July 31,	July 31,
2000 --------------	1999 --------------	2000 --------------	1999 --------------
Revenues:
Systems sales	$1,468,600	798,900	2,844,800	3,681,100
Support and consulting revenues	1,025,000 --------------	871,000 --------------	2,549,200 --------------	1,807,500 --------------
Total revenues	2,493,600 --------------	1,669,900 --------------	5,394,000 --------------	5,488,600 --------------
Cost of revenues:
Systems sales	1,024,800	645,900	1,678,700	2,063,000
Support and consulting revenues	998,300 --------------	797,800 --------------	1,902,100 --------------	1,696,600 --------------
Total cost of revenues	2,023,100 --------------	1,443,700 --------------	3,580,800 --------------	3,759,600 --------------
Gross profit	470,500	226,200	1,813,200	1,729,000

Operating expenses:
Sales and marketing	746,000	563,400	1,585,200	1,427,100
Research and development	733,100	385,200	1,244,000	671,400
General and administrative	1,013,300 --------------	906,600 --------------	1,784,100 --------------	1,790,200 --------------
Total operating expenses	2,492,400 --------------	1,855,200 --------------	4,613,300 --------------	3,888,700 --------------
Operating loss	(2,021,900)	(1,629,000)	(2,800,100)	(2,159,700)
Other income (expense):
Interest expense	(70,500)	(141,400)	(213,600)	(208,500)
Other income (expense), net	(110,600)	40,800	(63,400)	57,400
Synergis management and offering costs	-- --------------	-- --------------	-- --------------	(179,700) --------------
Total other income (expense), net	(181,100) --------------	(100,600) --------------	(277,000) --------------	(330,800) --------------
Loss from continuing operations	(2,203,000)	(1,729,600)	(3,077,100)	(2,490,500)
before income tax benefit
Income tax benefit	-- --------------	-- --------------	-- --------------	-- --------------
Loss from continuing operations	(2,203,000)	(1,729,600)	(3,077,100)	(2,490,500)
Loss from discontinued operations	-- --------------	(329,800) --------------	-- --------------	(648,700) --------------
Net loss	(2,203,000)	(2,059,400)	(3,077,100)	(3,139,200)
Conversion discount on preferred stock	--	(346,300)	--	(346,300)
Preferred stock dividend requirements	(82,000) --------------	(82,000) --------------	(164,000) --------------	(82,000) --------------
Loss attributable to common shareholders	$(2,285,000) ========	(2,487,700) ========	(3,241,100) ========	(3,567,500) ========
Net loss per common share - basic and diluted:
Continuing operations	$(0.35)	(0.36)	(0.51)	(0.48)
Discontinued operations	-- -------------	(0.05) -------------	-- -------------	(0.11) -------------
Net loss per common share	$(0.35) ========	(0.41) ========	(0.51) ========	(0.59) ========
Weighted average number of shares of	6,503,226 ========	6,041,269 ========	6,356,684 ========	6,038,776 ========
common stock outstanding

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	January 31,
	2000 -----------------	2000 -----------------
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,446,900	3,471,000
Accounts receivable, less allowance for doubtful accounts of
$155,000 at July 31, 2000 and $196,000 at January 31, 2000	2,653,000	2,790,800
Other receivables	5,400	20,100
Costs in excess of billings	456,300	387,400
Inventories	126,600	415,700
Prepaid expenses	629,800 -----------------	615,000 -----------------
Total current assets	10,318,000 -----------------	7,700,000 -----------------

Capitalized software development costs, net	3,267,800	2,833,700
Fixed assets, net	1,141,900	1,184,800
Other assets	273,300	238,700
Net assets from discontinued operations	- -----------------	204,200 -----------------
	$15,001,000 ==========	12,161,400 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of obligations under capital leases	$2,200	18,200
Borrowings on line of credit	-	1,112,500
Accounts payable	748,200	929,300
Accrued expenses	1,611,000	1,549,900
Deferred revenue	1,581,100 -----------------	2,120,500 -----------------
Total current liabilities	3,942,500 -----------------	5,730,400 -----------------
Long-term notes payable	- -----------------	2,017,100 -----------------
Total liabilities	3,942,500 -----------------	7,747,500 -----------------
Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700 -	23,700 -
Class A preferred stock, $.01 par value, authorized
5,000,000 shares, issued 0 shares
Common stock, no par value, authorized 25,000,000 shares; issued
8,261,573 shares at July 31, 2000 and 6,364,533 shares
at January 31, 2000	-	-
Additional paid-in capital	31,345,800	21,653,400
Treasury stock, at cost, 200,000 shares	(863,500)	(863,500)
Accumulated deficit	(19,423,200)	(16,346,100)
Unearned stock compensation	(24,300) -----------------	(53,600) -----------------
Total shareholders' equity	11,058,500 -----------------	4,413,900 -----------------
	$15,001,000 ==========	12,161,400 ==========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

Six Months	Six Months
		Ended	Ended
		July 31,	July 31,
		2000 -------------	1999 -------------
Cash flows from operating activities:
Loss from continuing operations		$(3,077,100)	(2,490,500)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Amortization of capitalized software development costs		449,700	345,800
Depreciation of fixed assets		293,500	202,400
Amortization of unearned stock compensation costs		119,300	29,300
Amortization of deferred costs related to long-term debt		90,400	39,000
Realized loss on sales of fixed assets		2,900	1,700
Provision for loss on doubtful accounts		(41,000)	22,400
Changes in assets and liabilities:
Accounts receivable		201,000	1,430,200
Other receivables		14,700	(15,500)
Costs in excess of billings		(68,900)	(399,700)
Inventories		289,100	34,600
Prepaid expenses and other assets		(179,100)	942,400
Accounts payable and accrued expenses		(133,400)	(1,133,400)
Income taxes		--	525,000
Deferred revenue		(539,400) -------------	102,700 -------------
Net cash used in continuing operations		(2,578,300)	(363,600)
Net cash used in discontinued operations		-- -------------	(648,700) -------------
Net cash used in operating activities		(2,578,300) -------------	(1,012,300) -------------
Cash flows from investing activities:
Capitalization of software development costs		(883,700)	(453,700)
Purchases of fixed assets		(253,500)	(113,700)
Proceeds from the sale of discontinued operations		270,800	--
Synergis acquisition and offering costs		--	(173,000)
Payments made for acquisition of businesses		-- -------------	(25,000) -------------
Net cash used in investing activities		(866,400) -------------	(765,400) -------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs		9,549,100	--
Proceeds from issuance of preferred shares, net of issuance costs		--	3,740,200
Proceeds from borrowings on line of credit		2,542,000	5,838,900
Repayments on line of credit		(3,654,500)	(6,045,800)
Proceeds (repayment) of long-term debt		(2,000,000)	2,000,000
Principal payments on capital lease obligations		(16,000)	(125,400)
Payment of debt issue costs		-- -------------	(138,700) -------------
Net cash provided by financing activities		6,420,600 -------------	5,269,200 -------------
Net increase in cash and cash equivalents		2,975,900	3,491,500
Cash and cash equivalents, beginning of period		3,471,000 -------------	1,024,500 -------------
Cash and cash equivalents, end of period		$6,446,900 ========	4,516,000 ========
Interest paid		$230,300 ========	163,700 ========
Income taxes paid	$	-- ========	-- ========

See accompanying notes to consolidated financial statements.

MEPLUS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Description of the Business

MedPlus is an E-Health business to business provider of web-based information technology solutions that enable healthcare providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.

The Company's healthcare related products, included in its Healthcare Solutions segment, consist of the ChartMaxxTM Enterprise-wide Private Health Record System ("ChartMaxx"), the E.MaxxTM Enterprise-wide Private Health Record System, and the OptiMaxx(R) Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists healthcare organizations in complying with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. E-Maxx is the web-enabled version of the Company's ChartMaxx system, utilized to provide services under the Company's E-Health model. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's E-Health business focuses on providing services to physicians, hospitals, and other healthcare providers under an Application Service Provider ("ASP") basis. The Company recognizes revenue under the ASP model on a transactional basis. To-date, revenue for this business has not been material.

The Company's Universal Document Management Systems, Inc. subsidiary, included in its Workflow and Content Management Segment, develops and sells Step2000(R), a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

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

On a quarterly basis, the Company issues dividends on its Preferred Stock. Certain holders of Preferred Stock have elected to receive their dividend in the form of common stock. For the six months ended July 31, 2000, the Company issued 14,046 shares of its common stock in satisfaction of its dividend requirement. No shares were issued during the six-month ended July 31, 1999.

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

(4) Bank Agreements

On May 15, 2000, the Company retired its revolving line of credit agreement with a bank by paying off the $2,000,000 outstanding balance with existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other credit facility.

(5) Quest Capital Investment

In June 2000, the Company entered into an agreement with Quest Diagnostics Incorporated ("Quest"), a leading provider of diagnostic testing, information and services, to provide approximately $9.5 million in equity financing to the Company. Quest is also a customer of the Company. Based upon the terms of the agreement, Quest acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a 30% interest in the Company's total preferred, common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest with a position on the Company's Board of Directors. By utilizing the Black Scholes formula, the Company has assigned a fair value of approximately $5.4 million to the common stock and $4.1 million to the warrants. The total $9.5 million in proceeds related to the Quest investment has been recorded as Additional Paid-in Capital in the Consolidated Balance Sheet. The proceeds will be utilized to fund working capital and were also utilized to repay the Company's subordinated debentures. In conjunction with the equity financing agreement, the Company also executed a national sales and marketing agreement with Quest. In addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest 100,000 shares of MedPlus stock.

(6) Debt and Equity Financing

In April 1999, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Certain terms of the Agreement were amended in June 1999 and in May 2000.

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. In July 2000, the Company redeemed the $2,000,000 Notes by using the proceeds from the Quest Capital Investment (see footnote 5). As a result of the early extinguishment of debt, the Company recorded a loss of $49,000 related to deferred issuance costs and related costs. The loss has been included in other income (expense), net in the Consolidated Statement of Operations.

The holders of the Notes also received warrants to purchase 281,137 shares of Preferred Stock at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to shares of Preferred Stock, but would receive a reduced number of shares of Preferred Stock. In May 2000, the Company agreed to issue to the Notes' holders warrants to purchase 25,000 shares of common stock with an exercise price of $5.69 in exchange for an amendment to the original Agreement. In the second quarter of fiscal 2001, the Company expensed approximately $90,000 relating to the estimated fair value of these warrants. This expense has been included in other income (expense), net in the Consolidated Statement of Operations.

On June 25, 1999, the Company issued to the investors 2,371,815 shares of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,740,200). The shares of Preferred Stock are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The shares of Preferred Stock (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the shares of Preferred Stock into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 shares of Preferred Stock were issued to the Investors at a purchase price of $1.66.

The Preferred Stock and related warrants were recorded in shareholders' equity in the second quarter of fiscal 2000 in the Consolidated Balance Sheet based upon their relative estimated fair value. The estimated fair value of all financial instruments were based upon an external appraisal by an investment banking firm unrelated to the Company. The Company also records dividends on the Preferred Stock on a quarterly basis beginning in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per share-basic and diluted.

(7) Capital Stock

During the Company's Annual and Special Shareholders' meeting on July 25, 2000, the shareholders of the Company approved various amendments to the Company's Articles of Incorporation including increasing in the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 to 25,000,000 shares and creating and authorizing the Company to issue 5,000,000 shares of a new class of preferred stock. In addition, see Footnote (5) "Quest Capital Investment".

(8) Synergis Management Expenses, Acquisition and Offering Costs

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

(9) Operating Segments

Based upon management's organization of its products and services, the company has two reportable segments: Healthcare Solutions (ChartMaxx, E.Maxx, OptiMaxx, and FutureCore), and Workflow and Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. Also, the Company primarily sells to customers within the United States, but also has various non-U.S. customers. Revenues from customers located internationally were not material.

The following table presents the revenues and segment operating results of the Company by operating segment:

Three Months Ended	Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2000 -------------	1999 -------------	2000 -------------	1999 -------------
Revenues:
Healthcare solutions	$2,376,100	1,438,200	4,903,400	5,086,600
Workflow and content management	120,100	249,000	495,900	449,200
Less intercompany	(2,600) ------------	(17,300) ------------	(5,300) ------------	(47,200) ------------
Total revenues	$2,493,600 ========	1,669,900 ========	5,394,000 ========	5,488,600 ========

Segment operating results:
Healthcare solutions	$(1,058,200)	(943,500)	(1,327,600)	(761,700)
Workflow and content management	(210,300) ------------	35,900 ------------	(69,200) ------------	32,900 ------------
Total segment operating loss	(1,268,500)	(907,600)	(1,396,800)	(728,800)
Corporate expenses	(753,400) ------------	(721,400) ------------	(1,403,300) ------------	(1,430,900) ------------
Total operating loss	(2,021,900) ------------	(1,629,000) ------------	(2,800,100) ------------	(2,159,700) ------------
Other income (expense), net:	(181,100) ------------	(100,600) ------------	(277,000) ------------	(330,800) ------------
Loss from continuing operations before	$(2,203,000) ========	(1,729,600) ========	(3,077,100) =========	(2,490,500) =======
income tax benefit

(10) Liquidity

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its operating assets, debt financing, offerings of its common stock to the public and other private equity financing arrangements. Over the past few years, the Company's net cash outlays have exceeded its ability to generate cash through operations resulting in the need to obtain additional working capital. Most recently, the Company entered into a $9.5 million equity investment with Quest Diagnostics Incorporated. The proceeds of the equity investment will be utilized for working capital and investment activities as the Company expands its E-Health business, which is expected to require a significant amount of resources. The Company intends to manage its growth plan with existing cash and potentially through additional debt and equity financing agreements and/or a potential sale of certain of the Company's assets. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near-term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

MedPlus is a provider of web-based information technology solutions that enable healthcare providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.

The Company's healthcare related products, included in its Healthcare Solutions segment, consist of the ChartMaxx Enterprise-wide Private Health Record System ("ChartMaxx"), the E.Maxx Enterprise-wide Private Health Record System, and the OptiMaxx Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists healthcare organizations in complying with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. E-Maxx is the web-enabled version of the Company's ChartMaxx system, utilized to provide services under the Company's E-Health model. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's E-Health business focuses on providing services to physicians, hospitals, and other healthcare providers under an Application Service Provider ("ASP") basis. The Company recognizes revenue under the ASP model on a transactional basis. To-date, revenue for this business has not been material.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document"), included in its Workflow and Content Management Segment, develops and sells Step2000(R), a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

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

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's ChartMaxx systems is typically six to eighteen months from initial contact to the execution of a sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These agreements cover the entire implementation of the system and specify the implementation schedule. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of concurrent users using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

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

History of Operating Losses

The Company has historically incurred operating losses from continuing operations and as of July 31, 2000 had an accumulated deficit of $19.4 million. The Company's software development efforts, the development of new products and the Company's E-Health business, and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be funded by future revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

Results of Operations

Three Months Ended July 31, 2000 and July 31, 1999

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended July 31, 2000 ("second quarter of fiscal 2001") were $2,493,600, an increase of $823,700, or 49%, from $1,669,900 for the three months ended July 31, 1999 ("second quarter of fiscal 2000"). Systems sales increased $669,700 or 84% from the second quarter of fiscal 2000, primarily due to revenue recognized on two ChartMaxx contracts shipped in the second quarter of fiscal 2001. In total, the Company executed three ChartMaxx contracts during the quarter; however, due to the Company's revenue recognition policies, systems' revenues were recognized on only two of these contracts. Support and consulting revenues for the second quarter of fiscal 2001 increased $154,000, or 18%, from the three months ended July 31, 1999 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the three months ended July 31, 2000 was $470,500, or 19% of revenues, compared to $226,200 or 14% of revenues, for the three months ended July 31, 1999. The gross profit percentage on systems sales increased from 19% in the second quarter of fiscal 2000 to 30% in the second quarter of fiscal 2001 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues decreased from 8% in the second quarter of fiscal 2000 to 3% in the second quarter of fiscal 2001. This decrease in margin is attributable to costs incurred to fund the Company's E-Health business during the second quarter of fiscal 2001. Excluding E-Health related costs, margins were comparable between quarters. The Company intends to continue deploying resources into its E-Health business. This deployment will result in ongoing costs expected be in excess of related revenues in the near-term.

Operating Expenses: Total operating expenses for the second quarter of fiscal 2001 were $2,492,400, an increase of $637,200, or 34%, compared to $1,855,200 for the second quarter of fiscal 2000. In total, E-Health related expenses accounted for approximately $250,000 of the increase. Sales and marketing expenses increased $182,600, or 32%, from the comparable period of 2000 due to an increase in personnel related to the Company's E-Health business and commissions related to sales of the Company's ChartMaxx products during the second quarter of fiscal 2001. Research and development expenses increased $347,900, or 90%, compared to the second quarter of fiscal 2000. This increase relates to personnel increases in the area of product development as the Company has doubled its resources in this area to facilitate product development of its existing products as well as the development related to its E-Health business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses increased $106,700, or 12%, primarily due to an accrual of $100,000 related to the settlement of a lawsuit.

Other Income (Expense): Other income (expense), net consists primarily of interest income, interest expense, and other non-operating expenses. As the Company paid off all outstanding debt related to its revolving line of credit and its subordinated notes during the second quarter of fiscal 2001, interest expense is significantly lower in the current quarter as compared to the second quarter of fiscal 2000. "Other expense" for the second quarter of fiscal 2001 includes interest income of $30,000, offset by several non-recurring items including expense of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $49,000 related to deferred costs due to an early repayment of the Company's subordinated notes. The balance included in other income (expense) for the second quarter of fiscal 2000 largely related to interest income.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the second quarters of fiscal 2001 or 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $13 million.

Discontinued Operations: Discontinued operations for the second quarter of fiscal 2000 represents the operations of the Company's DiaLogos subsidiary, which was divested in March 2000.

Conversion Discount on Preferred Stock: During the second quarter of fiscal 2000, the Company issued 2,371,815 shares of its preferred stock to certain investors at a purchase price of $1.729 per share for gross proceeds of $4,100,000 and net proceeds of $3,740,242. As a result of this issuance, the Company recorded a conversion discount on the preferred stock of $346,300. This amount represents the effect of the differential between the conversion price of $1.729 and the closing market price of $1.88 on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it does negatively impact the Company's loss per common share-basic and diluted.

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

Six Months Ended July 31, 2000 and July 31, 1999

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the six months ended July 31, 2000 ("first half of fiscal 2001") were $5,394,000, a slight decrease of $94,600, or 2%, from $5,488,600 for the six months ended July 31, 1999 ("first half of fiscal 2000"). Systems sales decreased $836,300 or 23% from the first half of fiscal 2000, primarily due to a decrease in the number of ChartMaxx and OptiMaxx sales recognized the the first quarter of fiscal 2001. This decrease was partially offset by increases in ChartMaxx system sales during the second quarter of fiscal 2001. Although the Company has executed contracts with various hospitals, based upon the Company's revenue recognition policies, the Company has deferred the recognition of revenue related to system sales for certain contracts to future quarters. Additionally, support and consulting revenues for the first half of fiscal 2001 increased $741,700, or 41%, from the first half of fiscal 2000 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase. Fiscal 2001 also included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that occurred in the fourth quarter of fiscal 2000. The Company's E-Health business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the six months ended July 31, 2000 was $1,813,200, or 34% of revenues, compared to $1,729,000, or 32% of revenues, for the six months ended July 31, 1999. The gross profit percentage on systems sales decreased from 44% in the first half of fiscal 2000 to 41% in the first half of fiscal 2001 due to slight changes in the proportion of proprietary software compared to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues increased from 6% in the first half of fiscal 2000 to 25% in the first half of fiscal 2001. The increase in this percentage is primarily attributable to increased support revenues on the Company's ChartMaxx and OptiMaxx contracts. In addition, fiscal 2001 included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that occurred in the fourth quarter of fiscal 2000, which is not necessarily indicative of a future trend in margin. However, the Company does anticipate a gradual improvement in the support and consulting revenue as service contracts relating to the Company's ChartMaxx and OptiMaxx products continues to increase.

Operating Expenses: Total operating expenses for the first half of fiscal 2001 were $4,613,300, an increase of $724,600, or 19%, compared to $3,888,700 for the first half of fiscal 2000. In total, E-Health related expenses accounted for approximately $390,000 of the increase. Sales and marketing expenses increased $158,100 or 11% from the comparable period of 2000 due primarily to personnel increases directly related to the Company's E-Health business. Research and development expenses increased $572,600, or 85%, compared to the second half of fiscal 2000. This increase relates to personnel increases in the area of product development as the Company has doubled its resources in this area to facilitate product development of its existing products as well as the development related to its E-Health business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses remained comparable at $1,784,100 for fiscal 2001, compared to $1,790,200 for fiscal 2000.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, other non-operating expenses and expenses incurred with the Synergis transaction. "Other expense" increased from income of $57,400 for the first half of fiscal 2000 to expense of $64,400 for the first half of fiscal 2001. "Other expense" for the first half of fiscal 2001 includes interest income, offset by several non-recurring items including expense of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $49,000 related to deferred costs due to an early repayment of the Company's subordinated notes. Included in other income (expense) for the first half of fiscal 2000 was largely related to interest income. Expenses related to the employment of Synergis management, acquisition, and offering costs were $179,663 for the six months ended July 31, 1999. As of the first quarter of fiscal 2000, the Company has terminated all efforts related to the Synergis transaction and the Company does not anticipate incurring any additional expenses related to the Synergis transaction on a prospective basis.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the first half of fiscal 2001 or 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $13 million.

Discontinued Operations: Discontinued operations for the first half of fiscal 2000 represents the operations of the Company's DiaLogos subsidiary, which was divested in March 2000.

Net Loss: The 2% improvement in the Company's net loss was a direct result of improvements in the Company's gross profit offset by increased operating and other expenses. Fiscal 2000 also included the effect of the operations of the Company's discontinued operation, DiaLogos.

Conversion Discount on Preferred Stock: During the second quarter of fiscal 2000, the Company issued 2,371,815 shares of its preferred stock to certain investors at a purchase price of $1.729 per share for gross proceeds of $4,100,000 and net proceeds of $3,740,242. As a result of this issuance, the Company recorded a conversion discount on the preferred stock of $346,285. This amount represents the effect of the differential between the conversion price of $1.729 and the closing market price of $1.88 on the date of commitment of the Preferred Shares. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it does negatively impact the Company's loss per common share-basic and diluted.

Preferred Stock Dividend Requirements: The Company records dividends on its preferred stock each quarter. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share: Net Loss has been adjusted for items related to the preferred shares to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, its strategic focus on the E-Health market, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies that are deemed to have strategic value to the Company. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements, the sale of the assets of its operating assets and most recently, through a private placement of its equity.

Financing

The Company had a revolving line of credit agreement with a bank, due on May 15, 2000, and with an outstanding balance of $2,000,000 as of the due date. The Company retired its existing line of credit by paying off the outstanding balance with its existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other credit facility.

In June 2000, the Company entered into an agreement with Quest Diagnostics Incorporated ("Quest"), a leading provider of diagnostic testing, information and services and a customer of the Company, to provide approximately $9.5 million in equity financing to the Company. In addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest 100,000 shares of MedPlus stock. In total, Quest acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a 30% interest in the Company's total preferred, common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest with a position on the Company's Board of Directors. The proceeds will be utilized to fund working capital and investing activities and were also utilized to repay the Company's subordinated debentures.

Management believes that its current operating plan, combined with the equity financing noted above and potentially future bank or other financing will enable the Company to continue its growth strategy in the E-Health market. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.

Common Stock Repurchase Program

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. No shares were repurchased during Fiscal 2001 or Fiscal 2000. On a cumulative basis, the Company has repurchased 200,000 shares.

Other

During the Company's Annual and Special Shareholders' meeting on July 25, 2000, the shareholders of the Company approved various amendments to the Company's Articles of Incorporation including increasing in the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 to 25,000,000 shares and creating and authorizing the Company to issue 5,000,000 shares of a new class of preferred stock. In addition, see Footnote (5) "Quest Capital Investment".

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for continuing operations for the first half of fiscal 2001 were $2.6 million. The principal uses were derived principally from the Company's net loss position and the effect of various changes in working capital accounts including deferred revenue. This is compared to cash flows used by operating activities for the first half of fiscal 2000 of $1 million.

Management continues to review the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Over the past two years, the Company has made significant strides in curtailing expenses and continues to review its current structure to properly manage expenses. In addition to expense management, increased revenues will also be needed to improve operating cash flow. The Company believes that it has historically experienced lower-than-anticipated revenues because many of its potential customers have been focusing on resolving internal Year 2000 issues rather than purchasing enterprise-wide solutions, such as ChartMaxx or OptiMaxx. The Company anticipates sales of ChartMaxx and OptiMaxx will increase in fiscal 2001, although there is no assurance that this trend will occur in the near term. The Company is also focusing on its E-Health business, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

Other Risk Factors

The Company manufactures and sells software technology in the healthcare industry. As a result, there are certain risks inherent with operating in these markets including the competitiveness of the software technology industry, the Company's dependence on market acceptance of existing and future products, technological changes in the industry, reliance on key partnerships and the Company's reliance on the healthcare industry. The Company has also been historically dependent on certain key customers. Internally, the Company must also focus on managing its growth, including retaining and attracting key employees and obtaining the funding necessary to finance its growth strategy. Although management of the Company has been focused on achieving its business plan, there is no guarantee that the Company will be able to achieve profitability under these market conditions.

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

For example, although management believes that the Company is well positioned for profitability by fiscal 2002, there can be no assurance that its growth plan will be sustained through existing cash and potentially through additional debt and equity financing agreements and a potential sale of a portion of the Company's assets as noted. In addition, although the Company believes that as resolution of the Year 2000 compliance issues occurs, sales of ChartMaxx and OptiMaxx will increase, there is no guarantee that this trend will occur in the near term. Finally, management believes that the Company's current pipeline for its ChartMaxx product, its contract for an imaging and workflow solution for Quest Diagnostics Incorporated and the marketing of its solution to other reference laboratories and other hospitals are key opportunities to increase cash flows from operations over the next twelve to eighteen months; however, any number of factors outside the Company's control, including but not limited to government regulation, specific customer purchase approval and other requirements and competence of third parties with whom the Company contracts, could prevent such an increase from occurring as anticipated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: N/A

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

On June 19, 2000, the Company entered into a Stock Subscription Agreement (the "Agreement") with Quest Diagnostics Ventures, LLC ("Quest Ventures"), a wholly-owned subsidiary of Quest Diagnostics Incorporated ("Quest Diagnostics") pursuant to which Quest Ventures agreed to purchase (a) a total of 1,818,465 shares of Common Stock from the Company and (b) a warrant to purchase a total of 2,884,513 additional shares of the Company's Common Stock (the "Warrant") in exchange for a total of $9,478,749. On June 19, 2000, Quest Ventures purchased from the Company 283,693 shares of Common Stock for $1,478,750. Although the Warrant was issued on June 19, 2000, it did not become exercisable with respect to 2,691,966 of the common shares subject thereto until the Company obtained shareholder approval of the transaction on July 25, 2000. In addition, Quest Ventures purchased the balance of the 1,818,465 shares of Common Stock it agreed to purchase from the Company, on July 25, 2000, when shareholder approval of the transaction was received by the Company.

The securities were offered privately to Quest Ventures and the offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Warrant is convertible into equity securities at a price per share equal to $5.73 and became exercisable in full or in part as of July 25, 2000, but may not be exercised in any part after the earlier of (i) December 19, 2001 or (ii) such time as Quest Diagnostics terminates a certain National Sales and Marketing Agreement by and between Quest Diagnostics Incorporated and the Company pursuant to Section 1(b)(ii)(b)(1) thereof (previously filed as an Exhibit to the Company's first quarter, fiscal 2001 10-QSB, filed on June 19, 2000).

Item 3. Defaults Upon Senior Securities: N/A

Item 4. Submission of Matters to a Vote of Security Holders

a. The Company held a annual and special meeting of shareholders on July 25, 2000.

b. The following matters were voted upon at the annual and special shareholders' meeting:

(i) The following eight individuals were each reelected as members of the board of directors by the vote indicated below:

Nominee	Votes For	Votes Against	Abstentions
Richard A. Mahoney	5,456,653	0	159,920
Robert E. Kenny III	5,453,853	0	162,720
Paul J. Stein	5,454,853	0	161,720
Philip S. Present II	5,443,353	0	173,220
Martin A. Neads	5,452,653	0	163,920
Edward Cahill	5,454,853	0	161,720
Edward L. Samek	5,452,653	0	163,920
Kenneth W. Freeman	5,452,653	0	163,920

The following matters were also voted upon at the annual and special meeting:

Matter	Votes For	Votes Against	Abstentions
Approval of an amendment to the Company's Articles of Incorporation increasing the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 to 25,000,000 shares	5,551,123	39,450	26,000
Approval of an amendment to the Company's Articles of Incorporation that authorizes the Company to issue a new class of preferred stock of the Company	5,425,330	158,200	33,043
Approval of an amendment to the 1994 Long-Term Stock Incentive Plan increasing the total number of shares of the Company's Common Stock subject to grants thereunder from 2,000,000 shares to 3,000,000 shares	5,416,033	161,940	38,600
Approval of the issuance of 1,534,772 shares of the Company's Common Stock and warrants to purchase up to 2,884,513 shares of the Company's Common Stock for purposes of complying with the shareholder approval requirements of The Nasdaq Stock Market	5,445,973	143,500	27,100
Approval of the issuance of 1,534,772 shares of the Company's Common Stock and warrants to purchase up to 2,884,513 shares of the Company's Common Stock for purposes of complying with the shareholder approval requirements of the Ohio Control Share Acquisition Act	5,444,493	143,900	28,180

Item 5. Other Information: N/A

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are hereby filed as part of this Form 10-QSB:

Exhibit		Sequentially
Number ----------	Description of Exhibits ----------------------------	Numbered Page -------------------
3	Articles of Incorporation and Code of Regulations	See Note 1
10.1	Stock Subscription Agreement by and between the Company and Quest Diagnostics Ventures, Inc., dated June 19, 2000
See Note 2
10.2	Warrant to purchase shares of the Company's Common Stock, dated June 19, 2000
See Note 2
10.3	Stock Purchase Agreement by and between Quest Diagnostics Ventures LLC and Richard A. Mahoney, dated June 19, 2000
See Note 2
10.4	Registration Rights Agreement by and between the Company, Quest Diagnostics Incorporated, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. dated June 19, 2000.

See Note 2
10.5	National Sales and Marketing Agreement by and between Quest Diagnostics Incorporated and the Company, dated June 19, 2000
See Note 2
27.1	Financial Data Schedule for the six months ended July 31, 2000	Filed on EDGAR

Note 1: Amended Articles of Incorporation are incorporated by reference to the Company's Annual Report on Form 10-KSB filed May 1, 2000 and the Company's Code of Regulations is incorporated by reference to the Registration Statement on Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

Note 2: Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed June 19, 2000.

(b) Reports on Form 8-K.

On June 28, 2000, the Company filed a report on Form 8-K noting that it had entered into an equity financing agreement with Quest Diagnostics Incorporated to provide approximately $9.5 million in equity financing to the Company. Specifically, the report noted that (i) certain terms of the agreement were subject to shareholder approval occurring at the Company's annual shareholders' meeting and the Company not having a material adverse change, as defined in the agreement, prior to the annual shareholders' meeting and (ii) the pro forma effect of this transaction had been reflected on the Company's Pro Forma Consolidated Balance Sheet as of May 31, 2000, and the related Pro Forma Consolidated Statements of Operations for the four month period ended May 31, 2000 and for the fiscal year ended January 31, 2000, all of which were filed therewith as Item 7(b).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedPlus, Inc.

Date:	September 14, 2000	By: /s/ Daniel A. Silber
Daniel A. Silber Vice President and Chief Financial Officer

*	Pursuant to the last sentence of General Instruction

G to Form 10-QSB, Mr. Daniel A. Silber has

executed this Quarterly report on Form 10-QSB both

on behalf of the registrant and in his capacity as its

principal financial and accounting officer.