Form 10QSB
period 2000-10-31
MEDPLUS INC /OH/
filed 2000-12-15
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

Yes	X	No _____

As of December 12, 2000, there were 8,132,972 shares of the registrant's common stock without par value issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

Three Months	Three Months	Nine Months	Nine Months
Ended	Ended	Ended	Ended
October 31,	October 31,	October 31,	October 31,
2000	1999	2000	1999
Revenues:
Systems sales	$1,410,300	1,741,900	4,255,100	5,423,000
Support and consulting revenues	1,231,600	958,800	3,780,800	2,766,300
Total revenues	2,641,900	2,700,700	8,035,900	8,189,300
Cost of revenues:
Systems sales	783,800	853,800	2,462,400	2,916,900
Support and consulting revenues	1,108,100	926,300	3,010,300	2,622,800
Total cost of revenues	1,891,900	1,780,100	5,472,700	5,539,700
Gross profit	750,000	920,600	2,563,200	2,649,600
Operating expenses:
Sales and marketing	738,200	926,100	2,323,400	2,353,200
Research and development	793,200	404,700	2,037,200	1,076,100
General and administrative	830,100	748,500	2,614,100	2,538,700
Total operating expenses	2,361,500	2,079,300	6,974,700	5,968,000
Operating loss	(1,611,500)	(1,158,700)	(4,411,500)	(3,318,400)
Other income (expense):
Interest expense	--	(164,500)	(213,700)	(373,000)
Other income (expense), net	86,300	62,300	22,900	119,700
Synergis management and offering costs	--	--	-	(179,700)
Total other income (expense), net	86,300	(102,200)	(190,800)	(433,000)
Loss from continuing operations	(1,525,200)	(1,260,900)	(4,602,300)	(3,751,400)
before income tax benefit
Income tax benefit	--	(11,200)	-	(11,200)
Loss from continuing operations	(1,525,200)	(1,249,700)	(4,602,300)	(3,740,200)
Loss from discontinued operations	--	(264,300)	-	(913,100)
Net loss	(1,525,200)	(1,514,000)	(4,602,300)	(4,653,300)
Conversion discount on preferred stock	--	--	--	(346,300)
Preferred stock dividend requirements	(82,000)	(82,000)	(246,000)	(164,000)
Loss attributable to common shareholders	$(1,607,200) ========	(1,596,000) ========	(4,848,300) ========	(5,163,600) ========
Net loss per common share - basic and diluted:
Continuing operations	$(0.20)	(0.22)	(0.70)	(0.70)
Discontinued operations	--	(0.04)	--	(0.15)
Net loss per common share	$(0.20) ========	(0.26) ========	(0.70) ========	(0.85) ========
Weighted average number of shares of	8,096,717 =======	6,098,955 =======	6,940,928 =======	6,059,056 =======
common stock outstanding

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31,	January 31,
	2000	2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,170,400	3,471,000
Accounts receivable, less allowance for doubtful accounts of
$155,000 at October 31, 2000 and $196,000 at January 31, 2000	3,093,200	2,790,800
Other receivables	8,300	20,100
Costs in excess of billings	751,900	387,400
Inventories	120,600	415,700
Prepaid expenses	701,500	615,000
Total current assets	8,845,900	7,700,000

Capitalized software development costs, net	3,484,000	2,833,700
Fixed assets, net	1,439,200	1,184,800
Other assets	60,500	238,700
Net assets from discontinued operations	-	204,200
	$13,829,600 ========	12,161,400 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of obligations under capital leases	$-	18,200
Borrowings on line of credit	-	1,112,500
Accounts payable	945,500	929,300
Accrued expenses	1,591,300	1,549,900
Deferred revenue	1,488,700	2,120,500
Total current liabilities	4,025,500	5,730,400
Long-term notes payable	-	2,017,100
Total liabilities	4,025,500	7,747,500
Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700 -	23,700 -
Class A preferred stock, $.01 par value, authorized
5,000,000 shares, issued 0 shares
Common stock, no par value, authorized 25,000,000 shares; issued
8,322,760 shares at October 31, 2000 and 6,364,533 shares
at January 31, 2000	-	-
Additional paid-in capital	31,601,400	21,653,400
Treasury stock, at cost, 200,000 shares	(863,500)	(863,500)
Accumulated deficit	(20,948,400)	(16,346,100)
Unearned stock compensation	(9,100)	(53,600)
Total shareholders' equity	9,804,100	4,413,900

	$13,829,600 ========	12,161,400 ========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)	Nine Months	Nine Months
		Ended	Ended
		October 31,	October 31,
		2000	1999
Cash flows from operating activities:
Loss from continuing operations		$(4,602,300)	(3,740,200)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Amortization of capitalized software development costs		700,100	530,600
Depreciation of fixed assets		433,300	309,900
Amortization of unearned stock compensation costs		123,900	42,800
Amortization of deferred costs related to long-term debt		90,400	71,900
Realized loss on sales of fixed assets		3,900	1,700
Provision for loss on doubtful accounts		(41,000)	36,800
Changes in assets and liabilities:
Accounts receivable		(193,600)	549,300
Other receivables		11,800	7,700
Costs in excess of billings		(364,400)	(414,600)
Inventories		295,100	(90,800)
Prepaid expenses and other assets		(83,800)	688,700
Accounts payable and accrued expenses		3,800	(936,900)
Income taxes		--	550,000
Deferred revenue		(631,800)	(26,300)
Net cash used in continuing operations		(4,254,600)	(2,419,400)
Net cash used in discontinued operations		-	(564,500)
Net cash used in operating activities		(4,254,600)	(2,983,900)
Cash flows from investing activities:
Capitalization of software development costs		(1,350,400)	(722,000)
Purchases of fixed assets		(691,500)	(168,300)
Proceeds from the sale of discontinued operations		270,800	--
Synergis acquisition and offering costs		--	(222,800)
Payments made for acquisition of businesses		--	(32,700)
Net cash used in investing activities		(1,771,100)	(1,145,800)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs		9,853,600	--
Proceeds from issuance of preferred shares, net of issuance costs		--	3,740,200
Proceeds from borrowings on line of credit		2,542,000	7,321,200
Repayments on line of credit		(3,654,500)	(7,887,100)
Proceeds (repayment) of long-term debt		(2,000,000)	2,000,000
Principal payments on capital lease obligations		(16,000)	(21,800)
Payment of debt issue costs		--	(138,700)
Net cash provided by financing activities		6,725,100	5,013,800
Net increase in cash and cash equivalents		699,400	884,100
Cash and cash equivalents, beginning of period		3,471,000	1,024,500
Cash and cash equivalents, end of period		$4,170,400 =======	1,908,600 =======
Interest paid		$230,300 =======	320,900 =======
Income taxes paid	$	-- =======	9,200 =======

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) Description of the Business

MedPlus(R) is a business to business provider of information technology solutions that enable healthcare providers to access and manage information efficiently and cost effectively. The Company's solutions focus on various elements of process analysis and redesign, document imaging and management and workflow systems integration.

The Company's healthcare related products, included in its Healthcare Solutions segment, consist of the ChartMaxxTM Enterprise-wide Private Health Record System ("ChartMaxx"), the eMaxxTM Enterprise-wide Private Health Record System, and the OptiMaxx(R) Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists healthcare organizations in complying with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. eMaxx is the remote hosted version of the Company's private health record system, utilized to provide services under the Company's eHealth model. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's eHealth business focuses on providing services to physicians, hospitals, and other healthcare providers under an Application Service Provider ("ASP") basis. The Company recognizes revenue under the ASP model on a transactional or monthly fee basis. To-date, revenue for this business has not been material.

The Company's Universal Document Management Systems, Inc. subsidiary, included in its Workflow and Content Management Segment, develops and sells Step2000â, a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

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

(d) Supplemental Cash Flow Information

The Company's discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 2000 plan year was funded in February 2000 through the issuance of 3,208 shares of the Company's common stock. In February 1999, the Company also contributed 12,197 shares of the Company's common stock for a discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 1999 plan year.

On a quarterly basis, the Company issues dividends on its Preferred Stock. Certain holders of Preferred Stock have elected to receive their dividend in the form of common stock. For the nine months ended October 31, 2000 and 1999, the Company issued 20,754 and 32,000 shares, respectively, of its common stock in satisfaction of its dividend requirement.

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

(4) Bank Agreements

On May 15, 2000, the Company retired its revolving line of credit agreement with a bank by paying off the $2,000,000 outstanding balance with existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other bank credit facility.

(5) Quest Diagnostics Investment

In June 2000, the Company entered into an agreement with Quest Diagnostics Incorporated ("Quest"), a leading provider of diagnostic testing, information and services, to provide approximately $9.5 million in equity financing to the Company. Based upon the terms of the agreement, Quest acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a then 30% interest in the Company's total preferred, common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest with a position on the Company's Board of Directors. By utilizing the Black Scholes formula, the Company has assigned a fair value of approximately $5.4 million to the common stock and $4.1 million to the warrants. The total $9.5 million in proceeds related to the Quest investment has been recorded as Additional Paid-in Capital in the Consolidated Balance Sheet. The proceeds will be utilized to fund working capital and were also utilized to repay the Company's subordinated debentures. In conjunction with the equity financing agreement, the Company also executed a national sales and marketing agreement with Quest. In addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest 100,000 shares of MedPlus stock.

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

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. In July 2000, the Company redeemed the $2,000,000 Notes by using the proceeds from the Quest Capital Investment (see footnote 5). As a result of the early extinguishment of debt, the Company recorded a loss of $49,000 related to deferred issuance costs and related costs in the second quarter of fiscal 2001. The loss has been included in other income (expense), net in the Consolidated Statement of Operations.

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

On June 25, 1999, the Company issued to the investors 2,371,815 shares of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,740,200). The shares of Preferred Stock are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The shares of Preferred Stock (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the shares of Preferred Stock into common shares of the Company. Also, ten-year warrants for the purchase of 721,702 shares of Preferred Stock were issued to the Investors at a purchase price of $1.66.

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

(7) Capital Stock

During the Company's Annual and Special Shareholders' meeting on July 25, 2000, the shareholders of the Company approved various amendments to the Company's Articles of Incorporation including increasing the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 to 25,000,000 shares and creating and authorizing the Company to issue 5,000,000 shares of a new class of preferred stock. Also, see Footnote (5) "Quest Diagnostics Investment".

(8) Synergis Management Expenses, Acquisition and Offering Costs

Beginning in 1997, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually was intended to become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, later, through private financing. The Company incurred expenses of $179,700 for the quarter ended April 30, 1999 for operating costs associated with the senior management team hired to manage the expected merger of the entities and the public offering or private financing of the Synergis subsidiary. As of April 1999, the Company terminated all negotiations and has not incurred any expenses subsequent to that date. The Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

(9) Related Party Transactions

For the past three fiscal years, Quest Diagnostics Incorporated ("Quest") has been a customer of the Company for the Company's OptiMaxx product and most recently, within the Company's eHealth business. Due to the capital investment in the Company by Quest in June 2000, Quest became a related party of the Company. Included in the Company's Consolidated Statement of Operations for the quarters ended October 31, 2000 and 1999 are revenues from Quest of $141,000 and $184,000, respectively. For the nine months ended October 31, 2000 and 1999, consolidated revenues included revenue from Quest of $520,000 and $1,716,000, respectively. The Company also had accounts receivable from Quest included in its consolidated balance sheet of $1,600 and $627,000 as of October 31, 2000 and January 31, 2000, respectively.

(10) Operating Segments

Based upon management's organization of its products and services, the Company has two reportable segments: Healthcare Solutions (ChartMaxx, eMaxx, and OptiMaxx), and Workflow and Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. Also, the Company primarily sells to customers within the United States, but also has various non-U.S. customers. Revenues from customers located internationally were not material.

The following table presents the revenues and segment operating results of the Company by operating segment:

Three Months Ended	Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2000	1999	2000	1999
Revenues:
Healthcare solutions	$2,309,900	2,249,900	7,213,300	7,336,500
Workflow and document management	334,600	452,000	830,500	901,300
Less intercompany	(2,600)	(1,200)	(7,900)	(48,500)
Total revenues	$2,641,900 =======	2,700,700 =======	8,035,900 =======	8,189,300 =======
Segment operating results:
Healthcare solutions	$(1,000,300)	(654,000)	(2,327,800)	(1,204,700)
Workflow and document management	114,300	180,600	45,100	185,400
Total segment operating loss	(886,000)	(473,400)	(2,282,700)	(1,019,300)
Corporate expenses	(725,500)	(685,300)	(2,128,800)	(2,299,100)
Total operating loss	(1,611,500)	(1,158,700)	(4,411,500)	(3,318,400)
Other income (expense):	86,300	(102,200)	(190,800)	(433,000)
Loss from continuing operations before	$(1,525,200) ========	(1,260,900) ========	(4,602,300) ========	(3,751,400) =======
income tax benefit

(11) Liquidity and Subsequent Event

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of its operating assets, debt financing, offerings of its common stock to the public and other private equity financing arrangements. Over the past few years, the Company's net cash outlays have exceeded its ability to generate cash through operations resulting in the need to obtain additional working capital. Most recently, the Company entered into a $9.5 million equity investment with Quest Diagnostics Incorporated. The proceeds of the equity investment will be utilized for working capital and investment activities as the Company expands its eHealth business, which is expected to require a significant amount of resources. The Company intends to manage its growth plan with existing cash and potentially through additional debt and equity financing agreements and/or a potential sale of certain of the Company's assets. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near-term.

In December 2000, the Company executed an Agreement with a private investor fund for a $15 million equity line of credit. The Agreement runs for a thirty-six month period commencing on the effective date of a Registration Statement to be filed with the Securities and Exchange Commission. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every seven days in amounts ranging from $100,000 to $1,000,000, depending on the trading volume and the market price of the stock during the draw-down period of each put, subject to aggregate minimum puts of $500,000 over the life of the Agreement. At the time of each put, the investor receives a discount of up to 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 100,000 shares of common stock at an agreed upon price per share. These warrants have a three-year life. In conjunction with the Registration Statement to be filed for this Agreement, the Company intends to register shares related to private placements of the Company's common stock with various other investors.

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

The Company's healthcare related products, included in its Healthcare Solutions segment, consist of the ChartMaxx Enterprise-wide Private Health Record System ("ChartMaxx"), the eMaxx Enterprise-wide Private Health Record System, and the OptiMaxx Archival System ("OptiMaxx"). ChartMaxx is an enterprise-wide electronic private health record system that provides users with a web-enabled, patient-centric data repository of clinical and administrative information provided from sources such as hospitals, reference laboratories, clinics and physician offices. In addition, this system assists healthcare organizations in complying with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. eMaxx is the remote hosted version of the Company's ChartMaxx system, utilized to provide services under the Company's e-Health model. OptiMaxx is an optical disk-based archival and retrieval system designed to meet the needs of healthcare providers that require electronic storage and quick retrieval of information. The Company's eHealth business focuses on providing services to physicians, hospitals, and other healthcare providers under an Application Service Provider ("ASP") basis. The Company recognizes revenue under the ASP model on a transactional basis. To date, revenue for this business has not been material.

The Company's Universal Document Management Systems, Inc. subsidiary ("Universal Document"), included in its Workflow and Content Management Segment, develops and sells Step2000â, a workflow content management and application development software product that enhances the utilization of information on an enterprise-wide basis, regardless of hardware platform or operating environment.

Revenue Recognition and Sales Cycle

The Company's revenues are derived from systems sales, including software licenses and hardware, support contracts and installation, implementation, training and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit percentage on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting service revenues are derived from implementation, training, custom software development and process improvement services. Revenues from support contracts and consulting services are expected to increase as the number of installed systems increases. The gross profit percentage on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer support, implementation and consulting personnel.

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

History of Operating Losses

The Company has historically incurred operating losses from continuing operations and as of October 31, 2000 had an accumulated deficit of $21 million. The Company's software development efforts, the development of new products and the Company's eHealth business, and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be funded by future revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products and to meet its delivery commitments. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

Results of Operations

Three Months Ended October 31, 2000 and October 31, 1999

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended October 31, 2000 ("third quarter of fiscal 2001") were $2,641,900, a decrease of $58,800, or 2%, from $2,700,700 for the three months ended October 31, 1999 ("third quarter of fiscal 2000"). Systems sales decreased $331,600 or 19% from the third quarter of fiscal 2000, primarily due to decreased systems sales in the Company's OptiMaxx and UDMS products. These decreases were partially offset by greater systems revenue for the ChartMaxx product line due to various sales related to upgrades and increased revenue recognized under the percentage-of-completion method of accounting. Support and consulting revenues of $1,231,600 for the third quarter of fiscal 2001 increased $272,800, or 28%, from the third quarter of fiscal 2000 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase. The Company's eHealth business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the three months ended October 31, 2000 was $750,000, or 28% of revenues, compared to $920,600, or 34% of revenues, for the three months ended October 31, 1999. The gross profit percentage on systems sales declined from 51% for the quarter ended October 31, 1999 to 44% for the quarter ended October 31, 2000 due to higher costs in the Company's OptiMaxx product line, ongoing eHealth related costs, and a larger number of lower margin third party hardware and software sales compared to the year ago quarter. The gross profit percentage on support and consulting revenues increased from 3% in the third quarter of fiscal 2000 to 10% in the second quarter of fiscal 2001. The increase in this percentage was primarily a result of increased support revenues on the Company's ChartMaxx and OptiMaxx contracts. Overall, the Company has also incurred costs and allocated its existing resources to fund the Company's e-Health business, which has also had a negative effect on gross margin. The Company intends to continue incurring costs related to the roll-out and deployment of resources into its eHealth business. The Company expects that eHealth related costs will be in excess of related revenues in the near-term.

Operating Expenses: Total operating expenses for the third quarter of fiscal 2001 were $2,361,500, an increase of $282,200, or 14%, compared to $2,079,300 for the third quarter of fiscal 2000. In total, eHealth related expenses were approximately $500,000 for the current quarter. Sales and marketing expenses decreased $187,900, or 20%, from the comparable period of 2000 largely due to an expense recorded in the third quarter of fiscal 2000 related to the settlement of a lawsuit. Research and development expenses increased $388,500, or 96%, compared to the third quarter of fiscal 2000. This increase relates to personnel increases in the area of product development as the Company has doubled its resources to facilitate product development of its existing products as well as the development related to its eHealth business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. Included in research and development costs for the current quarter are direct eHealth related costs of $300,000. General and administrative expenses increased by $81,600, or 11%, due to personnel increases and increased depreciation on purchased assets.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, and other non-operating expenses. As the Company paid off all outstanding debt related to its revolving line of credit and its subordinated notes during the second quarter of fiscal 2001, the Company incurred no interest expense in the third quarter of fiscal 2001 compared to interest expense of $164,500 for the third quarter of fiscal 2000. Other income for the third quarter of fiscal 2001 includes primarily interest income related to cash investment balances.

Income Tax Benefit: The Company did not recognize an income tax benefit relating to its net operating losses for the third quarters of fiscal 2001 or 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $13 million. The income tax benefit of $11,176 recognized in the third quarter of fiscal 2000 relates to a refund for prior tax years' in excess of the amount originally estimated.

Discontinued Operations: Discontinued operations for the third quarter of fiscal 2000 represents the operations of the Company's DiaLogos subsidiary, which was divested in March 2000.

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

Loss Attributable to Common Shareholders and Loss Per Common Share: Net loss has been adjusted for preferred stock dividends declared in the third quarters of fiscal 2001 and 2000 to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share-basic and diluted.

Nine Months Ended October 31, 2000 and October 31, 1999

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the nine months ended October 31, 2000 ("first three quarters of fiscal 2001") were $8,035,900, a slight decrease of $153,400, or 2%, from $8,189,300 for the nine months ended October 31, 1999 ("first three quarters of fiscal 2000"). Systems sales decreased $1,167,900 or 22% from the first three quarters of fiscal 2000, primarily due to a significant decrease in the number of OptiMaxx sales recognized over the comparable periods, which was partially offset by increased ChartMaxx and eHealth systems revenue. Although the Company has executed more ChartMaxx contracts in the current year in comparison to the prior year, based upon the Company's revenue recognition policies, the Company is recognizing certain system sales under the percentage completion method of accounting which effectively defers revenue and cost to future periods. Although the Company is optimistic about its current pipeline, there is no guarantee that this trend of increased ChartMaxx contract executions will continue in the future. Additionally, support and consulting revenues for the first three quarters of fiscal 2001 increased $1,014,500, or 37%, from the first three quarters of fiscal 2000 due to increased support revenues from the Company's ChartMaxx product line as the number of installed sites of these products continues to increase. Additionally, fiscal 2001 also included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract in the first quarter of fiscal 2001 related to the Company's eHealth business. The Company's eHealth business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the nine months ended October 31, 2000 was $2,563,200, or 32% of revenues, compared to $2,649,600, also 32% of revenues, for the nine months ended October 31, 1999. The gross profit percentage on systems sales decreased from 46% for the first three quarters of fiscal 2000 to 42% for the first three quarters of fiscal 2001 largely due to low margin sales and additional expenses related to the Company's OptiMaxx product line. The gross profit percentage on support and consulting revenues increased from 5% for the first three quarters of fiscal 2000 to 20% for the first three quarters of fiscal 2001. The increase in this percentage is primarily attributable to increased support revenues on the Company's ChartMaxx and OptiMaxx contracts. In addition, fiscal 2001 included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant eHealth contract, which is not necessarily indicative of a future trend in margin. However, the Company does anticipate a gradual improvement in the support and consulting revenue as service contracts relating to the Company's ChartMaxx and OptiMaxx products continues to increase.

Operating Expenses: Total operating expenses for the first three quarters of fiscal 2001 were $6,974,700, an increase of $1,006,700, or 17%, compared to $5,968,000 for the first three quarters of fiscal 2000. In total, eHealth related expenses accounted for approximately $815,000 of the increase. Sales and marketing expenses remained comparable between periods as the current quarter included eHealth costs of $260,000, which offset a one-time $246,000 expense which was incurred in the third quarter of fiscal 2000 related to the settlement of a lawsuit. Research and development expenses increased $961,100, or 89%, compared to the first three quarters of fiscal 2000. This increase relates to personnel increases in the area of product development as the Company has doubled its resources in this area to facilitate product development of its existing products as well as the development related to its eHealth business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses remained comparable at $2,614,100 for fiscal 2001, compared to $2,538,700 for fiscal 2000, a modest 3% increase. The current fiscal year also includes an accrual of $100,000 related to the settlement of a lawsuit.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense, other non-operating expenses and expenses incurred with the Synergis transaction. Interest expense decreased between years due to repayment of all of the Company's existing debt during fiscal 2001. "Other income" decreased from $119,700 for the first three quarters of fiscal 2000 to $22,900 for the first three quarters of fiscal 2001. "Other income" for the first three quarters of fiscal 2001 includes interest income, offset by several non-recurring items including expense of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $49,000 related to deferred costs due to an early repayment of the Company's subordinated notes. Included in other income for the first three quarters of fiscal 2000 was most significantly interest income. Expenses related to the employment of Synergis management, acquisition, and offering costs were $179,663 for the nine months ended October 31, 1999. As of the first quarter of fiscal 2000, the Company terminated all efforts related to the Synergis transaction and the Company does not anticipate incurring any additional expenses related to the Synergis transaction on a prospective basis.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the first three quarters of fiscal 2001 or 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $13 million. The income tax benefit of $11,176 recognized in the nine months ended October 31, 1999 relates to a refund for prior tax years' in excess of the amount originally estimated.

Discontinued Operations: Discontinued operations for the first three quarters of fiscal 2000 represents the operations of the Company's DiaLogos subsidiary, which was divested in March 2000.

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

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, its strategic focus on the eHealth market, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies that are deemed to have strategic value to the Company. The Company has financed its operations, working capital needs, and investments through the sale of common stock, the issuance of preferred shares and subordinated debt, bank borrowings, capital lease financing agreements, the sale of its operating assets and most recently, through a private placement of its equity.

Financing

The Company had a revolving line of credit agreement with a bank, due on May 15, 2000, and with an outstanding balance of $2,000,000 as of the due date. The Company retired its existing line of credit by paying off the outstanding balance with its existing cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other bank credit facility.

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

In December 2000, the Company executed an Agreement with a private investor fund for a $15 million equity line of credit. The Agreement runs for a thirty-six month period commencing on the effective date of a Registration Statement to be filed with the Securities and Exchange Commission. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every seven days in amounts ranging from $100,000 to $1,000,000, depending on the trading volume and the market price of the stock during the draw-down period of each put, subject to aggregate minimum puts of $500,000 over the life of the Agreement. At the time of each put, the investor receives a discount of up to 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 100,000 shares of common stock at an agreed upon price per share. These warrants have a three-year life. In conjunction with the Registration Statement to be filed for this Agreement, the Company intends to register shares related to private placements of the Company's common stock with various other investors.

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

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for continuing operations for the first three quarters of fiscal 2001 were $4.3 million. The principal uses were derived principally from the Company's net loss position and the effect of various changes in working capital accounts including deferred revenue. This is compared to cash flows used by operating activities for the first three quarters of fiscal 2000 of $2.4 million.

The Company has continued to incur operating losses from continuing operations and management has been reviewing the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Additionally, the eHealth market is a highly competitive market with high costs of entry. In order to compete successfully, the Company must have appropriate resources and must successfully execute its current operating plan in order to be successful in this market. Management believes that its current operating plan, combined with the equity financing noted above and potentially future bank or other financing will enable the Company to continue its growth strategy in the eHealth market and in the healthcare industry. There can be no assurances, however, that these goals will be accomplished or that the Company will return to profitability in the near term.

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

For example, although management believes that the Company is positioned for profitability by the end of fiscal 2002, there can be no assurance that its growth plan will be sustained through existing cash and potentially through additional debt and equity financing agreements as noted. Management believes that the Company's current pipeline for its ChartMaxx product and the marketing of its eHealth solution to physicians and hospitals are key opportunities to increase cash flows from operations over the next twelve to eighteen months; however, any number of factors outside the Company's control, including but not limited to government regulation, specific customer purchase approval and other requirements and competence of third parties with whom the Company contracts, could prevent such an increase from occurring as anticipated. Finally, although the Company has entered into an agreement for a $15 million equity line of credit with a private investor fund, the Company's ability to draw down on the line is dependent upon a number of factors including obtaining an effective registration of the shares with the Securities and Exchange Commission. Also, the Company's ability to draw down and the dilutive effect of each draw down will be based upon the Company's stock price and trading volume in the market.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: N/A

Item 2. Changes in Securities: N/A

Item 3. Defaults Upon Senior Securities: N/A

Item 4. Submission of Matters to a Vote of Security Holders: N/A

Item 5. Other Information: N/A

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are hereby filed as part of this Form 10-QSB:

Exhibit Number 27.1
Description of Exhibits Financial Data Schedule for nine months ended October 31, 2000

(b) No Reports were filed on Form 8-K for the three month period ended October 31, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedPlus, Inc.

Date: December 14, 2000	By: /s/ Daniel A. Silber Daniel A. Silber Vice President and Chief Financial Officer

*	Pursuant to the last sentence of General Instruction

G to Form 10-QSB, Mr. Daniel A. Silber has

executed this Quarterly report on Form 10-QSB both

on behalf of the registrant and in his capacity as its

principal financial and accounting officer.