Form 10KSB40
period 2001-01-31
MEDPLUS INC /OH/
filed 2001-05-03
CIK 922723

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

Commission file number: Z-24196

MEDPLUS, INC.

(Name of small business issuer in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	48-1094982 (I.R.S. Employer Identification No.)

8805 Governor's Hill Drive, Suite 100, Cincinnati OH (Address of principal executive offices)	45249 (Zip Code)

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

The Company's revenues from continuing operations for its fiscal year ended January 31, 2001 were $10,332,000.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 13, 2001 was $6,121,100, based on the average bid and ask price of such stock on that date as reported on the Nasdaq National Market.

As of April 13, 2001, 8,175,267 shares of the Company's no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 26, 2001 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes	________	No	X

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

NOTE REGARDING FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expects," "believes," "anticipates," "plans," "intends," "could," "estimates," "targets," forecasts," "seeks" or "continues" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements, many of which are outside the control of the Company. Changes in market conditions, including competitive factors, inability to attract or maintain strategic alliances, inability to fund future operations, and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the risks and uncertainties associated with the matters discussed in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements made in this document are made only as of the date hereof and shareholders and others are strongly advised to review updated information regarding the status of the Company's business contained in the Company's press releases and periodic reports, such as Reports on Forms 10-QSB and 8-K, filed from time to time with the SEC.

General

MedPlus(R), Inc. (the "Company") is a leading developer and integrator for clinical connectivity and data management solutions for healthcare organizations and clinicians. These solutions efficiently and securely collect, store, manage and retrieve clinical and other information within an organization, enterprise or community via virtual private networks and/or the Internet. The Company also provides workflow and content management solutions to customers in a variety of industries. The Company classifies its business in two operating segments: (1) Health Care Solutions and (2) Workflow and Content Management.

Health Care Solutions: The Company's health care solutions include eMaxxTM (physician-focused web-based clinical integration portal solution), ChartMaxxTM (complete electronic patient record solution) and OptiMaxx(R) (records storage and retrieval solution). These products have been implemented in more than 125 hospitals throughout North America and they currently meet Federal privacy and security laws, as well as current regulatory guidelines.

Workflow and Content Management: The Company's Universal Document Management Systems, Inc. subsidiary (Universal Document) develops and sells Step2000(R), a workflow content management and application development software product that coordinates the utilization of information on an enterprise-wide basis. Universal Document serves customers in a variety of industries through value-added resellers and OEMs.

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction.

In March 2000, the Company completed the sale of its majority interest in DiaLogos Incorporated, its education subsidiary, for $300,000 in cash, a two-year $450,000 note and a warrant to purchase 10% of the outstanding shares of the entity.

The Company was incorporated in 1991. The Company's principal executive offices are located at 8805 Governor's Hill Drive, Suite 100, Cincinnati, Ohio, 45249 and its Web site address is www.medplus.com. The Company's telephone number is (513) 583-0500.

Industry Background

Over 90% of the Company's fiscal 2001 revenues were related to the health care industry. The Company's remaining revenues were derived from various markets including manufacturing, engineering and technology. The Company relies primarily on third party distribution channels for its non health care revenue. Non health care customers are predominately comprised of Fortune 500 companies.

The health care industry continues to be subject to the pressures of various regulatory, operational, technological and economic factors creating the need for better information systems and processes.

Regulatory. A major issue facing health care institutions is compliance with the regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). These regulations, expected to become fully effective in April 2003, dictate security standards that must be adopted by all health care organizations that capture and transmit specific types of patient information. As a result of HIPAA, a significant number of health care providers across the United States must adopt a new approach to assuring the confidentiality and privacy of patient health information. HIPAA is expected to require a significant increase in health care capital investment over the next few years.

In addition, various regulations from the Department of Justice and the Federal Trade Commission dictate how physician groups can negotiate with managed care companies and will require these groups to integrate clinical information from their member practices. To some degree, the health care industry is also regulated by the Joint Commission for Accreditation of Healthcare Organizations (JCAHO), which is responsible for accrediting hospitals within the United States. JCAHO has imposed specific information management requirements for accreditation. Most of these requirements mandate performance levels difficult to achieve without integration of disparate information systems. The Company's products and services are specifically designed to help providers comply with these requirements.

Operational. Hospitals and other health care organizations comprise numerous departments, such as accounting, laboratory, radiology, pharmacy, medical records, business office and clinical. The information management requirements of these departments are very distinct. To the extent that computerized systems have been purchased, most hospitals have historically acquired a collection of separate information systems for their various departments. Moreover, even within a particular systems category, such as the laboratory, there are no established system standards. Numerous vendors sell proprietary systems that often are not directly compatible with either competitive systems or the systems of other departments.

Physicians lack timely access to critical clinical information at the point of care when diagnosis and treatment decisions are made. This issue can result in unnecessary testing, misdiagnoses, improper treatments, increased length of stay at acute care facilities, administration of ineffective medications and adverse drug reactions among others.

Technological. One of the most critical issues facing health care today is the existence of multiple vendor legacy systems that are not integrated within a hospital, much less within an integrated delivery network. In addition to significant HIPAA compliance challenges presented by this lack of integration, accessing clinical and demographic information on a patient-centric versus organization-centric basis has not been addressed by most health care technology vendors. Hospitals need to be able to integrate patient-centric data with their current legacy systems - regardless of their legacy system vendors - so they can benefit from an "open system" and capture data in a format that can be easily accessed by physicians and administrators.

In the past year, the introduction of application service providers (ASP) in health care has created the opportunity for remote Internet access to third party software. This "ASP model" of information management will lower the cost of information technology and provide access to applications previously unaffordable. The availability of Web portals will provide connectivity among payors, physicians, providers and consumers and offer entities the opportunity to increase market share and provide customer satisfaction through effective branding and product/service differentiation via the Internet.

Economic. Rising health care costs in the United States have caused significant changes in the health care industry. Managed care organizations such as health maintenance organizations, preferred providers and independent physician associations, as well as other payers, have developed alternative payment models to control costs, including procedure-based cost limitations, contractually approved providers and capitation (a fixed monthly fee for members as payment for all required services). The result has been a continuing shift of financial risk from the payers to both the physician/provider and the institutional provider (hospitals, clinics, long-term care facilities, acute providers and rehabilitative care centers). In response, health care organizations are aligning themselves with one another in order to form integrated delivery networks in an effort to lower costs and compete more effectively in the changing health care environment.

The economic viability of many providers will depend upon their ability to continue to provide quality health care services while dramatically cutting costs and increasing productivity. The delivery of health care services is both labor and information intensive because the functions of tracking, organizing, retrieving, evaluating and generally managing the high volume of health care information that providers generate are essential to any provider. Compared to other industries, however, the health care industry has been slow to automate its information management needs.

Products and Services

Health Care Solutions

The products and services in the Company's Health Care Solutions segment consist of (1) eMaxxTM, a physician-focused clinical integration Web portal solution, (2) ChartMaxxTM, a complete electronic patient record solution and (3) OptiMaxx(R), a storage and retrieval solution. The Company designed its products with open architecture and modular functionality, allowing them to be compatible with most existing systems to which they will interface without requiring any support or cooperation from the systems vendors. By designing products to be entirely independent of, but compatible with, other system vendors, potential customer acceptance of the Company's products is not limited in any way by a customer's existing information system configurations. As a result, the Company's ability to market its products generally is not subject to the cooperation of third party systems vendors.

eMaxx

eMaxx is a clinical integration system involving an Internet-accessible clinical information repository through which physicians access patient-specific clinical data. The information in the repository can come from hospitals and other health care facilities, such as reference labs and radiology centers. By entering a secured, user identification number and a pass code, eMaxx provides clinicians with Internet access to patient-centric clinical information to perform various functions, such as completing and signing dictated reports and accessing historical patient information. eMaxx provides participating physicians with real time Web access to critical, time-sensitive patient information such as laboratory and radiology test orders and results, hospital discharge reports, prescription orders and transcriptions.

eMaxx competes in the eHealth market by being part of a product offering including a clinical suite of products consisting of browser-based software applications which may be purchased and used separately or collectively to automate internal and external clinical communications. These clinical activities include multi-laboratory order entry and result reporting, electronic prescribing within formulary and medical guidelines, and advanced task management and medical record documentation such as web-based dictation, transcription and attestation, much of which is performed via paper today. eHealth sales and marketing efforts are directed to large physician practices and physician practice management organizations, integrated delivery systems, clinical laboratories, pharmacy benefit managers and health maintenance organizations.

In December 1999, the Company and Quest Diagnostics Incorporated executed a five-year license agreement, using a transaction-based pricing model, allowing Quest Diagnostics to use the eMaxx system to transmit and receive laboratory data. Quest Diagnostics is the nation's leading provider of diagnostic testing, information and services to over 300,000 physician customers. The Company is currently working with Quest Diagnostics to provide a national rollout of the eMaxx product to over 35 Quest Diagnostics laboratories in the United States.

ChartMaxx

The ChartMaxx enterprise-wide clinical record solution enables health care organizations to create and manage an electronic repository comprising clinical, financial and administrative information within the enterprise. ChartMaxx provides authorized users with immediate, concurrent access to records captured from both scanned documents and digital information. The solution includes a suite of sophisticated workflow applications specifically designed for the medical records and patient accounting departments. ChartMaxx utilizes an open standard architecture that allows our customers to take advantage of their existing technology as well as new advancements available with ChartMaxx. The Company has installed, or is currently installing, the ChartMaxx system at over 30 customer sites nationwide.

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

- may be used by providers of care and other health care staff members; and

- facilitates communication of clinical information within the health care organization and to external sources, such as community physicians.

OptiMaxx

OptiMaxx is a document management solution designed to meet the needs of specific health care departments requiring electronic storage and quick retrieval of archived information. OptiMaxx captures documents via scanning and electronic report capture. OptiMaxx also enables customers to implement a departmental document storage solution, e.g. the laboratory. OptiMaxx consists of hardware (optical drives, disk "jukeboxes" and personal computers) and software, purchased from third party vendors, which are combined with the Company's proprietary software in a manner that provides specific benefits to health care industry users. OptiMaxx has been installed and is operational at over 120 customer sites to date.

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

Workflow and Content Management

Universal Document offers workflow and content management products (including "Step2000(R)") and consulting services related to those products. Step2000 is a leading development solution that provides totally integrated workflow, content management and application development power with a "one click" Web deployment capability that facilitates electronic business to business applications. It enables developers to create and deploy workflow-enabled application solutions easily and quickly throughout the enterprise. Universal Document boasts a solid base of Fortune 500 clients including Mercedes-Benz, Marathon Oil, Boeing North American, Inc. (formerly Rockwell International Space Systems Division), PPG Industries, Sears and many others. Universal Document also operates through a variety of OEM distributers.

Customer Support

The Company focuses on providing its customers with the highest level of customer support, which is necessary to attract and retain its valued customer base. The Company prides itself on a highly qualified support staff, each of whom has the level of technical expertise required to handle a diverse range of support-related challenges. Customers with questions regarding the Company's products and services may contact the call desk 24 hours a day, 7 days a week, to receive a prompt response to their support needs.

Strategy

The Company's strategies vary by segment, based upon each segment's goals and initiatives:

Health Care Solutions: The Company has focused much of its strategy on becoming a leading provider of eHealth, business to business services within the next few years. In addition, the Company continues to focus on market penetration of its ChartMaxx and OptiMaxx products. The Company believes that its core competence lies in providing superior products that are continually enhanced through its research and development efforts and an optimum level of service to its existing customer base.

Management of the Company believes that its eMaxx product, combined with its traditional ChartMaxx system, makes the Company uniquely well positioned for success in this sector of the health care industry:

1. With its current product offering and business partnerships, the Company has already initiated a successful deployment of the eMaxx solution to physician offices, laboratories and clinics. The Company's ChartMaxx product has been a proven product successfully utilized for years in over 30 hospitals and clinics within the U.S. and Canada.

2. The patient-centric, information repository capabilities of eMaxx and ChartMaxx provide the foundation for capturing essential clinical data on an enterprise-wide basis. Aggregating this information on a patient-centric versus organization centric basis with a longitudinal view of this data solves critical issues for physicians, providers, payors, pharmaceutical companies and patients (consumers).

3. The ChartMaxx and eMaxx products provide an extremely unique and cost effective approach to complying with proposed HIPAA and other Federal regulations. In addition, this solution can be used to assist physicians in complying with Federal statutes relating to managed care contracts by providing the clinical integration required by these agencies.

4. The ability to integrate multi-modality, clinical information from disparate systems is a significant advantage the Company enjoys over its competitors, as are the quality of its imaging systems and its ability to assist providers with legal compliance issues.

In addition to its eHealth focus, the Company plans to continue to develop information management systems that address specific market needs, are affordable and can be easily integrated with the major systems currently in place. The Company intends to continue to explore new market opportunities through product development, strategic partnering, and the use of partnership/distributor relationships that will provide increased market penetration in international markets to which the Company has had limited exposure in the past.

The Company also plans to work with current and future strategic partners to promote the implementation of the ChartMaxx system in reference laboratories, hospitals, physician offices and clinics. Current strategic partners include Quest Diagnostics, Quorum Health Resources, Inc., Sunquest Information Systems, Inc., Medical Systems Management, Inc., Software Technology Corporation and Lason Canada, Inc.

Workflow and Content Management: This segment, through Universal Document, licenses a workflow development product that facilitates the coordination of information for its customers in various markets. The goals of Universal Document are to continue to maintain a superior, versatile product and to obtain the market penetration necessary for continual growth. Although the Company believes Step2000 is a superior product in the marketplace, the workflow market is very competitive. Universal Document's biggest challenge is to ensure that it has a proper distribution channel to market its products. A key initiative for fiscal 2001 and beyond is the continual partnering of Universal Document with resellers of its product to provide a cost-effective means of product distribution to a broader market. In fiscal 2001, Universal Document had one reseller accounting for a significant portion of its revenues.

Sales and Marketing

The Company markets its products and services through selected strategic resellers and reference selling arrangements and a direct sales force. The Company's sales philosophy is to provide consultative selling services to end users conducted by both direct and indirect sales forces knowledgeable about information management technologies. Additionally, in June 2000, the Company executed a national sales and marketing agreement with Quest Diagnostics, a related party to the Company.

Due to the ability of the Company's products to interface with major information system vendors, the Company is able to market its products directly to end users, and is not required to enter into costly technical support, joint selling or other collaborative selling arrangements with vendors of information systems merely to obtain access to the market. However, the Company has found it to be advantageous to enter into reseller and reference seller agreements for strategic reasons, including increased acceptance by customers due to the association with familiar vendors and exposure to the existing customer bases of the resellers and reference sellers. Presently, the Company has strategic reseller, reference selling and preferred vendor arrangements with suppliers including Quorum, Sunquest Information Systems, Inc., Magnet, Inc., AmeriNet, Inc., Medical Systems Management, Inc., Lason Canada, Inc. and Summit Document Management Ltd.

Competition

In every area of operations, the Company's products face strong competition from national, regional and local full-line, short-line and specialty vendors and distributors. In addition, the eHealth market is intensely competitive as health care entities recognize the need for fully integrated Web-based solutions and the costs of entry are very high. Competitors within the eHealth market include practice management vendors, traditional hospital information companies and Web-based companies with technology applicable to the health care industry. The Company believes that the principal competitive factors in this market include the breadth and quality of systems and product offerings, product pricing, the reputation and stability of the information systems provider, the features and capabilities of the information systems, management of the system implementation cycle, ongoing support for such systems, the potential for enhancements thereto and technical and financial resources. Certain of the Company's competitors have significantly greater resources than the Company. In addition, the Company's products compete with other technologies as well as similar products developed by other companies, and other major information management companies may enter the markets in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant pricing pressures that could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to continue to compete successfully with its existing or any future competitors.

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

In order to market the Company's eMaxx product, the Company relies upon an Application Service Provider ("ASP") that is unrelated to the Company. If this provider were unable to perform its services, it would have a significant short-term impact upon the Company's operations.

Customers

The Company's contracts for its ChartMaxx systems and related services it sells may approach or exceed $1,000,000 per individual customer. As a result, the Company may have certain customers in any one year representing a significant portion of the Company's total revenues for that year. For the year ended January 31, 2001, the Company's consolidated revenues included two customers who accounted for a total of 18% of consolidated revenues. For the year ended January 31, 2000 the Company's consolidated revenues included two customers who accounted for a total of 31% of consolidated revenues.

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

The Company's total product development expenditures were $5.0 million and $2.6 million for the years ended January 31, 2001 and 2000, respectively. The Company believes that continued investment in research and development for both internally developed and acquired products is critical to its long-term growth and success and its ability to remain competitive. The Company intends to continue to make investments in product development and engineering and to recruit and hire experienced development personnel. However, there is no guarantee that the Company will be successful in developing and deploying new applications and services that respond to competitive and technological developments and changing customer needs.

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

MedPlus(R), FutureCORE(R) and OptiMaxx(R) are registered trademarks of the Company. eMaxxTM and ChartMaxxTM are trademarks of the Company (the Company has entered into an agreement to use the name "ChartMaxx" with the owner of the trademark). Step2000(R) is a registered trademark, and Universal Document Management SystemsTM is a trademark, of Universal Document. The Company believes it has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims.

Employees

As of January 31, 2001, the Company had 126 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel who are in great demand.

Integrated Reports to Security Holders

Pursuant to General Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Company's Annual Report to Security Holders for its fiscal year ended January 31, 2001 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

A list of the exhibits to this Form 10-KSB is included in Part III hereof under the caption "Exhibits and Reports on Form 8-K." MedPlus, Inc. will provide a copy of any such exhibit to any of its shareholders upon written request and payment of a copying charge of $.10 per page. Requests for copies should be directed to: Investor Relations, MedPlus, Inc., 8805 Governor's Hill Drive, Suite, 100, Cincinnati, Ohio 45249. In addition, the public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. This information is also accessible by calling the SEC's Public Reference Room at 1-800-SEC-0330. As the Company files electronically, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC that is accessible at www.sec.gov. The MedPlus' website is www.medplus.com.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently leases approximately 28,900 square feet of high quality office space in Cincinnati, Ohio with a term extending through May 2002.

ITEM 3. LEGAL PROCEEDINGS.

As of the date hereof, the Company is not a party to any material legal proceeding and, to the Company's knowledge, there are no material legal proceedings pending against the Company, as described in SEC Reg. Section 228.103.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market System ("NMS") under the symbol "MEDP." There were approximately 2,100 record holders of the Company's common stock as of March 30, 2001. The following table sets forth, for the periods indicated, as reported by Nasdaq, the range of high and low sales price (not closing bids) of the Company's common stock on the NMS. All prices are rounded to the nearest one-thirty-second, and bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year/Quarter	High	Low

Fiscal Year Ended January 31, 2001
First Quarter Second Quarter Third Quarter Fourth Quarter	$7.5625 7.250 9.935 5.8906	$3.625 4.000 5.000 3.125

Fiscal Year Ended January 31, 2000
First Quarter Second Quarter Third Quarter Fourth Quarter	$3.375 3.000 3.563 8.000	$1.500 .750 .875 3.094

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

MedPlus(R), Inc. (the "Company") is a leading developer and integrator for clinical connectivity and data management solutions for healthcare organizations and clinicians. These solutions efficiently and securely collect, store, manage and retrieve clinical and other information within an organization, enterprise or community via virtual private networks and/or the Internet. The Company also provides workflow and content management solutions to customers in a variety of industries. The Company classifies its business in two operating segments: (1) Health Care Solutions and (2) Workflow and Content Management.

Health Care Solutions: The Company's health care solutions include eMaxxTM (physician-focused clinical integration portal solution), ChartMaxxTM (electronic patient record solution) and OptiMaxx(R) (records storage and retrieval solution). These products have been implemented in more than 125 hospitals throughout North America.

Workflow and Content Management: The Company's Universal Document Management Systems, Inc. subsidiary (Universal Document) develops and sells Step2000(R), a workflow content management and application development software product that coordinates the utilization of information on an enterprise-wide basis. Universal Document serves customers in a variety of industries through value added resellers and OEMs.

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated, a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction.

In March 2000, the Company completed the sale of its majority interest in DiaLogos Incorporated, its education subsidiary, for $300,000, a two-year $450,000 note and a warrant to purchase 10% of the outstanding shares of the entity.

Substantially all of the Company's operations are located in Cincinnati, Ohio.

Revenue Cycle

The majority of the Company's revenues are derived from systems sales, including software licenses and hardware, support contracts and installation, implementation, training and consulting services. Systems sales consist of software licenses for proprietary software, third party software and hardware, and related installation services. The gross profit percentage on systems sales may vary among customers based upon the relative proportion of proprietary software and third party software and hardware included in a sale. Revenues from support contracts include software and hardware maintenance and support. Consulting service revenues are derived from implementation, training, custom software development and process improvement services. Revenues from support contracts and consulting services have historically increased as the number of installed systems has increased. The gross profit percentage on support contracts and consulting services may fluctuate based upon the negotiated terms of each contract and the Company's ability to fully utilize its customer support, implementation and consulting personnel. The Company recognizes eMaxx revenue under an Application Service Provider ("ASP") model on a transactional basis. To date, revenue for this business has not been material.

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

History of Operating Losses

The Company has historically incurred operating losses from continuing operations and as of January 31, 2001 had an accumulated deficit of approximately $22.6 million. The Company's software development efforts, the development of new products and the Company's eHealth business, and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be funded by future revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products and to meet its delivery commitments. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Discontinued Operations

In December 1999, the Company's board of directors authorized management to enter into negotiations to dispose of its majority interest in DiaLogos Incorporated, its education subsidiary. In March 2000, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group for cash consideration of $300,000, a two-year $450,000 note (which was settled in January 2001 for $350,000), and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock.

Results of Operations

Years Ended January 31, 2001 and 2000

Revenues: Revenues for the year ended January 31, 2001 were $10,332,000, a decrease of $2,205,900, or 18% over the $12,537,900 reported for fiscal 2000. Systems sales decreased $3,311,800, or 40%, from the year ended January 31, 2000 primarily as a result of the recognition of a significant ChartMaxx license sold in the fourth quarter of the prior fiscal year. Systems revenues were also lower in fiscal 2001 due to a decrease in the number of OptiMaxx sales recognized over the prior year. Although the Company has executed more ChartMaxx contracts in the current year in comparison to the prior year, the Company is recognizing certain system sales under the percentage completion method of accounting, which effectively defers revenue and cost to future periods. Although the Company is optimistic about its current pipeline, there is no guarantee that this trend of increased ChartMaxx contract executions will continue in the future. Support and consulting revenues increased $1,105,900, or 27%, from the year ended January 31, 2000 due to increased support and consulting revenues from the Company's ChartMaxx product lines as the number of installed sites of these products continued to increase. Additionally, fiscal 2001 also included the positive impact of recognizing $500,000 of consulting revenue for a significant contract. The Company's eHealth business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the year ended January 31, 2001 was $2,871,600, or 28% of revenue, compared to $5,237,700, or 42% of revenue, for the year ended January 31, 2000. The gross profit percentage on systems sales decreased from 52% for the year ended January 31, 2000 to 36% for the year ended January 31, 2001 due to lower margin system sales and additional expenses related to the Company's OptiMaxx product line. The gross profit percentage for support and consulting revenues remained relatively comparable at 20% for both years. Although the Company experienced increased support revenues on the Company's products, the Company also had an increase in customer support, installation, and consulting personnel related to its growth initiative. In addition, fiscal 2001 included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant ChartMaxx contract, which is not necessarily indicative of a future trend in margin. The Company does anticipate a gradual improvement in the support and consulting revenue as service contracts relating to the Company's products continue to increase. However, future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when associated costs become billable to customers or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Operating expenses for the year ended January 31, 2001 were $9,257,700 compared to $8,112,100 for fiscal 2000, an increase of $1,145,600, or 14%. In total, eHealth related expenses accounted for approximately $1,100,000 of the increase from the prior year. Sales and marketing expenses decreased by $142,600, or 4%, between periods. The decrease is largely due to a curtailment of expenses in this category. The Company also incurred sales and marketing eHealth costs of $385,000 in the current fiscal year and the prior year's sales and marketing expense included a one-time $246,000 expense incurred in the prior year related to the settlement of a lawsuit. Research and development expenses increased $1,101,400, or 69%, compared to the prior year. This increase relates to personnel increases in the area of product development as the Company has doubled its resources to facilitate product development of its existing products as well as the development related to its eHealth business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses increased by $186,800, or 6%, primarily due to a $100,000 in the current year related to the settlement of a lawsuit.

Other Income (Expense): Other income (expense), net, consisted primarily of interest income, interest expense, other non-operating expenses and expenses incurred with the Synergis transaction in fiscal 2000. Interest expense decreased between years due to the repayment of all of the Company's existing debt during fiscal 2001. "Other income" decreased from $140,800 for fiscal 2000 to $10,400 for fiscal 2001. "Other income" for fiscal 2001 included interest income, offset by several non-recurring items including expenses of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $117,400 related to deferred costs due to an early repayment of the Company's subordinated notes. Included in other income for fiscal 2000 was primarily interest income. Expenses related to the employment of Synergis management, acquisition, and offering costs were $179,700 for fiscal 2000 and are not anticipated to recur in the future.

Income Tax Benefit: The Company did not recognize an income tax benefit relating to its net operating losses for fiscal 2001 or fiscal 2000 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of January 31, 2001, the Company had net operating loss carryforwards of approximately $19 million. The income tax benefit of $11,200 recognized in fiscal 2000 related to a refund for prior tax years in excess of the amount originally estimated.

Discontinued Operations: Discontinued operations for fiscal 2001 includes the receipt of $350,000 in cash for full consideration of a $450,000 note and associated interest relating to the sale of DiaLogos. As the note was fully reserved in fiscal 2000, the cash received upon settlement of the note was included in discontinued operations for fiscal 2001. Discontinued operations for fiscal 2000 represents the operations of and the estimated loss on the disposal of DiaLogos.

Preferred Stock Dividends: The Company began recording quarterly dividends on its preferred stock in the second quarter of fiscal 2000. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacted the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share: Net Loss has been adjusted for the conversion discount on preferred stock and the dividend requirements related to the preferred shares to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

Years Ended January 31, 2000 and 1999

Revenues: Revenues for the year ended January 31, 2000 were $12,537,900, an increase of $2,579,000, or 26% over the $9,958,900 reported for fiscal 1999. Systems sales increased $2,221,800, or 36%, from the year ended January 31, 1999 primarily as a result of the recognition of a significant ChartMaxx license sold in the fourth quarter of fiscal 2000. Support and consulting revenues increased $357,200, or 9%, from the year ended January 31, 1999 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continued to increase.

Gross Profit: Gross profit for the year ended January 31, 2000 was $5,237,700, or 42% of revenues, compared to $2,858,700, or 28% of revenues, for the year ended January 31, 1999. The gross profit percentage on systems sales increased from 45% for the year ended January 31, 1999 to 52% for the year ended January 31, 2000 due to a higher proportion of proprietary software relative to lower margin third party hardware and software included in sales. The gross profit percentage for support and consulting revenues increased from 3% for the year ended January 31, 1999 to 21% for the year ended January 31, 2000. The increase in this percentage was primarily a result of an increase in support and consulting revenues resulting from additional sites installed. In addition, the prior year's costs were higher due to an increase in customer support, installation, and consulting personnel in advance of related revenues and lower than expected utilization rates of those personnel. Future gross profit margins for support and consulting services may continue to be depressed in the near term as a result of the timing of systems sales, unforeseen delays in implementation schedules, the number and timing of additions to the implementation and consulting staff relative to when associated costs become billable to customers or the need to use independent consultants while the Company is further developing its implementation and consulting staff.

Operating Expenses: Operating expenses for the year ended January 31, 2000 were $8,112,100 compared to $9,554,500 for the comparable period of 1999, a decrease of 15%. This decrease relates primarily to a drastic reduction in its sales and marketing expenses as the Company has restructured these departments in an effort to streamline costs while providing better market penetration. This decrease was partially offset by an increase in product development and other research and development activities for eMaxx, ChartMaxx and OptiMaxx. As product development related activities are the cornerstone to maintaining a competitive position in the market, the Company has increased its investing in these types of activities during fiscal 2000. General and administrative expenses have remained stable as the Company has been focused on controlling these types of costs.

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

Income Tax Benefit: The Company's income tax benefit was $11,200 in the year ended January 31, 2000, compared to $1,616,300 for fiscal 1999. The Company did not recognize for accounting purposes the full tax benefit of its net operating losses for fiscal 2000 or 1999 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. However, the Company recognized a portion of the benefit of its net operating loss for income tax purposes for fiscal 1999 through the carryback of this loss against taxable income in fiscal 1998 generated by the sale of the IntelliCode division. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

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

Liquidity and Capital Resources

The Company's business requires significant amounts of working capital to finance new product research and development, its strategic focus on the eHealth market, the expansion of its sales and marketing organization, anticipated revenue growth, capital expenditures and strategic investments. The Company's principal uses of cash since inception have been for funding operations, capital expenditures, research and development activities and investments in and advances to companies that are deemed to have strategic value to the Company. The Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of operating assets, debt financing, offerings of its common stock to the public and a preferred share equity financing. In order to continue its strategy and remain competitive in the markets in which it operates, the Company will require significant sources of cash.

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. Although the Company believes that the closing will occur within the next few months, there is no guarantee that it will ever occur.

Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. Management of the Company believes that this funding will be adequate for the Company to continue to fund its operations through at least January 31, 2002 should the acquisition discussed above not occur.

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

In June 2000, the Company entered into an agreement with Quest Diagnostics, a leading provider of diagnostic testing, information and services and a customer of the Company, to provide approximately $9.5 million in equity financing to the Company. In addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest Diagnostics 100,000 shares of MedPlus stock. In total, Quest Diagnostics acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a then 30% interest in the Company's total preferred, common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest Diagnostics with a position on the Company's Board of Directors. The proceeds will be utilized to fund working capital and investing activities and were also utilized to repay the Company's subordinated debentures.

In December 2000, the Company executed an Agreement with a private investor fund for a $15 million equity line of credit. The Agreement runs for a thirty-six month period ending January 2004. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every seven days in amounts ranging from $100,000 to $1,000,000, depending on the trading volume and the market price of the stock during the draw-down period of each put, subject to aggregate minimum puts of $500,000 over the life of the Agreement. At the time of each put, the investor receives a discount of up to 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 100,000 shares of common stock at an agreed upon price per share. These warrants have a three-year life. As of January 31, 2001, the Company has not initiated any put transactions related to this equity line of credit. During the life of the Agreement, the Company must utilize a defined portion of the equity line of credit or be subject to a fee of up to $250,000.

Common Stock Repurchase Program

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. No shares were repurchased during Fiscal 2001 or Fiscal 2000. On a cumulative basis, the Company has repurchased 200,000 shares.

Other

During the Company's Annual and Special Shareholders' meeting on July 25, 2000, the shareholders of the Company approved, in accordance with applicable law, an amendment to the Company's Articles of Incorporation that, when and if filed with the Ohio Secretary of State, would increase the number of authorized shares of Common Stock to 25,000,000 and would authorize the issuance of 5,000,000 shares of preferred stock to be designated as Series B preferred stock. To date, this amendment has not been filed with the Ohio Secretary of State and therefore has not become effective.

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for continuing operations for fiscal 2001 were $5,726,400. The principal uses were derived principally from the Company's net loss position and the effect of various changes in working capital accounts including increases in its accounts receivable. Cash flows provided by operating activities for continuing operations for fiscal 2000 was $555,400, which consisted of better operating performance and improvement of working capital for the Company during fiscal 2000.

The Company has continued to incur operating losses from continuing operations and management has been reviewing the Company's current operations to identify areas to reduce or maintain current levels of expenses until revenues increase sufficiently to justify increased investments in certain areas. Additionally, the eHealth market is a highly competitive market with high costs of entry. In order to compete successfully, the Company will need to have appropriate resources, such as the Quest Diagnostics acquisition discussed above, and must successfully execute its current operating plan in order to be successful in this market.

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

For example, although management has a goal to position the Company for profitability by the end of fiscal 2002, there can be no assurance that its growth plan will be sustained through existing cash and potentially through additional debt and equity financing agreements as noted. Management believes that the Company's current pipeline for its ChartMaxx product and the marketing of its eHealth solution to physicians and hospitals are key opportunities to increase cash flows from operations over the next twelve to eighteen months; however, any number of factors outside the Company's control, including but not limited to government regulation, specific customer purchase approval and other requirements and competence of third parties with whom the Company contracts, could prevent such an increase from occurring as anticipated.

Although the Company has entered into an agreement for a $15 million equity line of credit with a private investor fund, the Company's ability to draw down on the line is dependent upon a number of factors including the trading volume and stock price of its common stock in the market.

Finally, although the Company has entered into a definitive merger agreement with Quest Diagnostics, Incorporated subsequent to year-end, the closing of the transaction is contingent upon a number of factors including obtaining majority shareholder approval. There is no guarantee that this event will occur, or that the $5,000,000 secured line of credit entered into with Quest Diagnostics Incorporated subsequent to year-end will be sufficient for the Company to continue operations in the short-term should the acquisition not occur.

ITEM 7. FINANCIAL STATEMENTS

Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. Specific financial statements and supplemental data can be found at the pages listed in the following index:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
Description	In This Report
Independent Auditors' Report of KPMG LLP	23
Consolidated Balance Sheets as of January 31, 2001 and 2000	24
Consolidated Statements of Operations for the years ended January 31, 2001, 2000 and 1999	25
Consolidated Statements of Shareholders' Equity for the years ended January 31, 2001, 2000 and 1999	26
Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999	27
Notes to Consolidated Financial Statements	28 to 46

Independent Auditors' Report

The Board of Directors

MedPlus, Inc.:

We have audited the accompanying consolidated balance sheets of MedPlus, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedPlus, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Cincinnati, Ohio

April 6, 2001, except as to Note 19,

which is as of April 30, 2001

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2001 and 2000

	January 31,	January 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$1,986,600	3,471,000
Accounts receivable, less allowance for doubtful accounts of
$155,000 in 2001 and $196,000 in 2000	4,095,200	2,790,800
Other receivables	6,700	20,100
Costs in excess of billings	571,500	387,400
Inventories	385,300	415,700
Prepaid expenses	582,900	615,000

Total current assets	7,628,200	7,700,000

Capitalized software development costs, net	4,128,400	2,833,700
Fixed assets, net	1,396,300	1,184,800
Other assets	53,800	238,700
Net assets from discontinued operations	-	204,200

Total assets	$13,206,700 ========	12,161,400 =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of obligations under capital leases	$-	18,200
Borrowings on line of credit	-	1,112,500
Accounts payable	1,252,600	929,300
Accrued expenses	1,725,200	1,549,900
Billings in excess of costs	326,900	-
Deferred revenue	1,635,900	2,120,500

Total current liabilities	4,940,600	5,730,400

Long-term notes payable	-	2,017,100

Total liabilities	4,940,600	7,747,500

Commitments and contingencies

Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700	23,700
Common stock, no par value, authorized 15,000,000 shares; issued
8,343,639 shares in 2001 and 6,364,533 shares in 2000	-	-
Additional paid-in capital	31,867,400	21,653,400
Equity line of credit-warrants	(150,300)	-
Treasury stock, at cost, 200,000 shares in 2001 and 2000	(863,500)	(863,500)
Accumulated deficit	(22,585,500)	(16,346,100)
Unearned stock compensation	(25,700)	(53,600)

Total shareholders' equity	8,266,100	4,413,900

Total liabilities and shareholders' equity	$13,206,700 =========	12,161,400 =========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended January 31, 2001, 2000 and 1999

	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,
	2001	2000	1999
Revenues:
Systems sales	$5,065,300	8,377,100	6,155,300
Support and consulting revenues	5,266,700	4,160,800	3,803,600

Total revenues	10,332,000	12,537,900	9,958,900

Cost of revenues:
Systems sales	3,222,100	4,014,700	3,411,400
Support and consulting revenues	4,238,300	3,285,500	3,688,800

Total cost of revenues	7,460,400	7,300,200	7,100,200

Gross profit	2,871,600	5,237,700	2,858,700

Operating expenses:
Sales and marketing	3,039,200	3,181,800	4,968,600
Research and development	2,708,000	1,606,600	1,217,700
General and administrative	3,510,500	3,323,700	3,368,200
Total operating expenses	9,257,700	8,112,100	9,554,500

Operating loss	(6,386,100)	(2,874,400)	(6,695,800)

Other income (expense):
Interest expense	(213,700)	(518,800)	(131,500)
Other income (expense), net	10,400	140,800	375,900
Synergis management expenses, acquisition
and offering costs	-	(179,700)	(2,070,700)
Total other expense, net	(203,300)	(557,700)	(1,826,300)

Loss before income tax benefit	(6,589,400)	(3,432,100)	(8,522,100)

Income tax benefit	-	(11,200)	(1,616,300)

Loss from continuing operations	(6,589,400)	(3,420,900)	(6,905,800)

Income (loss) from discontinued operations	350,000	(1,757,700)	(1,642,000)

Net loss	(6,239,400)	(5,178,600)	(8,547,800)
Preferred stock dividend requirements	(328,000)	(246,000)	-
Conversion discount on preferred stock	-	(346,300)	-
Loss attributable to common shareholders	$(6,567,400) ========	(5,770,900) ========	(8,547,800) ========
Earnings (loss) per share - basic and diluted:
Continuing operations	$(0.96)	(0.66)	(1.13)
Discontinued operations	0.05	(0.29)	(0.27)

Net loss	$(0.91) ========	(0.95) ========	(1.40) ========
Weighted average number of shares of common stock	7,239,465 ========	6,086,970 ========	6,109,439 ========
See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended January 31, 2001, 1999 and 1998

					Equity
	Common	Preferred		Additional	line of			Unearned	Total
	stock -	stock -	Preferred	Paid-in	credit-	Treasury	Accumulated	stock	shareholders'
	shares	shares	stock	capital	warrants	stock	deficit	compensation	equity

Balances at January 31, 1998	6,160,712	-	$-	17,338,100	-	(53,600)	(2,619,700)	(187,800)	14,477,000
Issuances of common stock	32,232	-	-	217,600	-	-	-	-	217,600
Purchase of treasury shares	(189,500)	-	-	-	-	(809,900)	-	-	(809,900)
Options exercised	7,673	-	-	58,100	-	-	-	-	58,100
Net loss	-	-	-	-	-	-	(8,547,800)	-	(8,547,800)
Stock compensation under employee stock
award plan, net of amortization	14,254	-	-	25,300	-	-	-	2,800	28,100
Net amortization of options issued to nonemployees	-	-	-	-	-	-	-	155,700	155,700

Balances at January 31, 1999	6,025,371	-	$-	17,639,100	-	(863,500)	(11,167,500)	(29,300)	5,578,800

Issuances of preferred stock, net of issuance costs	-	2,371,815	23,700	3,706,400	-	-	-	-	3,730,100
Issuances of warrants related to preferred stock and debt	-	-	-	42,900	-	-	-	-	42,900
Issuances of common stock	62,199	-	-	92,700	-	-	-	-	92,700
Options exercised	22,833	-	-	121,000	-	-	-	-	121,000
Dividends on preferred stock	45,630	-	-	(43,000)	-	-	-	-	(43,000)
Net loss	-	-	-	-	-	-	(5,178,600)	-	(5,178,600)
Stock compensation under employee stock
award plan, net of amortization	8,500	-	-	45,400	-	-	-	100	45,500
Warrants issued to nonemployees, net of amortization	-	-	-	48,900	-	-	-	(24,400)	24,500

Balances at January 31, 2000	6,164,533	2,371,815	$23,700	21,653,400	-	(863,500)	(16,346,100)	(53,600)	4,413,900

Issuances of common stock	1,874,770	-	-	5,489,600	-	-	-	-	5,489,600
Issuances of warrants related to common stock	-	-	-	4,118,200	-	-	-	-	4,118,200
Issuances of warrants under equity line of credit	-	-	-	150,300	(150,300)	-	-	-	-
Modification of warrants related to preferred stock	-	-	-	64,800	-	-	-	-	64,800
Options exercised	70,204	-	-	279,000	-	-	-	-	279,000
Dividends on preferred stock	27,632	-	-	(4,000)	-	-	-	-	(4,000)
Net loss	-	-	-	-	-	-	(6,239,400)	-	(6,239,400)
Stock compensation under employee stock
Award plan, net of amortization and cancellations	6,500	-	-	26,100	-	-	-	3,600	29,700
Warrants issued to non-employees	-	-	-	90,000	-	-	-	24,300	114,300

Balances at January 31, 2001	8,143,639 =========	2,371,815 ========	$23,700 =======	31,867,400 =========	(150,300) =======	(863,500) ========	(22,585,500) =========	(25,700) =========	8,266,100 =========
See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended January 31, 2001, 2000 and 1999

		Year Ended	Year Ended	Year Ended
		January 31,	January 31,	January 31,
Cash flows from operating activities:		2001	2000	1999
Net loss		$(6,239,400)	(5,178,600)	(8,547,800)
Loss (income) from discontinued operations		(350,000)	1,757,700	1,642,000
Loss from continuing operations		(6,589,400)	(3,420,900)	(6,905,800)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Amortization of capitalized software development costs		1,031,100	751,800	521,000
Amortization of unearned stock compensation costs		143,900	69,900	158,600
Depreciation of fixed assets		599,900	420,100	355,100
Amortization of deferred costs related to long-term debt		155,200	121,800	-
Provision for loss on doubtful accounts		(41,000)	41,000	123,400
Deferred income taxes		-	-	(206,100)
Loss on sale of fixed assets		3,900	1,800	16,600
Synergis acquisition and offering costs		-	-	573,700
Changes in assets and liabilities:
Accounts receivable		(1,137,500)	2,182,200	(601,200)
Other receivables		13,400	1,600	(17,100)
Costs in excess of billings		(184,100)	(355,700)	(31,700)
Inventories		30,400	26,700	315,200
Prepaid expenses and other assets		(16,500)	99,700	(54,900)
Accounts payable and accrued expenses		422,000	(897,000)	(602,700)
Income taxes		-	550,000	(1,896,900)
Billings in excess of costs and other deferred revenue		(157,700)	962,400	522,700
Net cash provided by (used in) continuing operations		(5,726,400)	555,400	(7,730,100)
Net cash used in discontinued operations		-	(723,500)	(2,245,400)
Net cash used in operating activities		(5,726,400)	(168,100)	(9,975,500)

Cash flows from investing activities:
Capitalization of software development costs		(2,325,800)	(1,025,800)	(1,060,200)
Purchases of fixed assets		(815,300)	(282,800)	(434,100)
Proceeds from sale of discontinued operations		650,000	-	-
Synergis acquisition and offering costs		-	(236,400)	(1,725,400)

Net cash used in investing activities		(2,491,100)	(1,545,000)	(3,219,700)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs		9,868,800	213,700	83,400
Proceeds from the issuance of preferred stock and warrants, net of issuance		-	3,740,200	-
Purchase of treasury stock		-	-	(809,900)
Proceeds from borrowings on line of credit		2,542,000	9,486,000	7,143,800
Repayments on line of credit		(3,654,500)	(11,130,500)	(5,883,100)
Proceeds (repayments) from issuance of long-term debt		(2,000,000)	2,000,000	-
Payment of debt issue costs		-	(119,400)	(60,000)
Payment of preferred dividends		(5,000)	(1,000)	-
Principal payments on capital lease obligations		(18,200)	(29,400)	(29,800)

Net cash provided by financing activities		6,733,100	4,159,600	444,400

Net increase (decrease) in cash and cash equivalents		(1,484,400)	2,446,500	(12,750,800)

Cash and cash equivalents, beginning of period		3,471,000	1,024,500	13,775,300

Cash and cash equivalents, end of period		$1,986,600 ========	3,471,000 ========	1,024,500 ========
Interest paid		$230,300 ========	448,100 ========	113,900 ========
Income taxes paid (refunds received)	$	- ========	(561,200) ========	600,000 ========
See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended January 31, 2001, 2000 and 1999

(1) Description of the Business

MedPlus(R), Inc. (the "Company") is a leading developer and integrator for clinical connectivity and data management solutions for health care organizations and clinicians. These solutions efficiently and securely collect, store, manage and retrieve clinical and other information within an organization, enterprise or community via virtual private networks and/or the Internet. The Company also provides workflow and content management solutions to customers in a variety of industries. The Company classifies its business in two operating segments: (1) Health Care Solutions and (2) Workflow and Content Management.

Health Care Solutions: The Company's health care solutions include eMaxxTM (physician-focused clinical integration portal solution), ChartMaxxTM (electronic patient record solution) and OptiMaxx(R) (records storage and retrieval solution). These products have been implemented in more than 125 hospitals throughout North America and the Company believes that such products currently meet Federal privacy and security laws, as well as regulatory guidelines.

Workflow and Content Management: The Company's Universal Document Management Systems, Inc. subsidiary (Universal Document) develops and sells Step2000(R), a workflow content management and application development software product that coordinates the utilization of information on an enterprise-wide basis. Universal Document serves customers in a variety of industries through value added resellers and OEMs.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Document and FutureCORETM. All intercompany accounts and transactions have been eliminated in consolidation.

In March 2000, the Company completed the sale of its majority interest in DiaLogos Incorporated, its education subsidiary. As a result, DiaLogos has been accounted for as a discontinued operation for all years presented. The accompanying notes present amounts related only to continuing operations, unless otherwise indicated.

(b) Fiscal Year

The Company has a fiscal year commencing on February 1 and ending on January 31 of the respective year.

(c) Revenue Recognition

The Company's revenues are derived primarily from systems sales, including software licenses and hardware, support contracts, installation, implementation, training and consulting services.

Revenue related to system sales is recognized in compliance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2, 98-4 and 98-9, which pertain to Software Revenue Recognition. Due to the complexity or terms of certain customer contracts, various system sales are recognized under the percentage of completion method of accounting in accordance with Accounting Research Bulletin No. 45 and SOP 81-1, which pertain to Long-term Construction-Type Contracts.

For OptiMaxx and Universal Document system sales, revenue is generally recognized upon shipment. Revenue recognition for ChartMaxx systems generally commences when a contract is signed and the system is configured and shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, the Company recognizes revenue for the entire contract under the percentage of completion method of accounting. The Company recognizes eMaxx revenue under an Application Service Provider ("ASP") model on a transactional basis. To date, revenue for this business has not been material. Revenues from installation, implementation, training, and consulting services are recognized in the period in which the services are performed. Revenues from support contracts are recognized ratably over the term of the contract.

(d) Cash and Cash Equivalents

At January 31, 2001 and 2000, cash and cash equivalents included $1,546,300 and $3,232,200, respectively, in money market fund investments. Due to the short-term nature of these investments, the carrying value of cash and cash equivalents approximates fair value.

Interest income from cash equivalents and investment securities, included in other income (expense) in the consolidated statements of operations, was $219,100, $148,300 and $260,500, for the years ended January 31, 2001, 2000, and 1999.

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

(f) Inventories

Inventories generally relate to computer equipment purchased for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method or the specific identification method for serialized items.

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

Annual amortization expense, included in cost of revenues in the consolidated statements of operations, is the greater of the amount computed, using the ratio of the current year's revenues to the total of current and anticipated future revenue, or the straight-line method over the remaining economic life which does not exceed five years. Amortization amounted to $1,031,100, $751,800, and $521,000 for the years ended January 31, 2001, 2000, and 1999, respectively. Accumulated amortization for capitalized software development costs was $3,139,700, $2,108,600 and $1,356,700, at January 31, 2001, 2000, and 1999 respectively.

(h) Fixed Assets

Fixed assets are stated at cost for purchased assets and at the present value of minimum lease payments for equipment held under capital leases. Depreciation, including amortization of capital leases, is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

(j) Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, the Company recognizes no compensation cost in its consolidated statements of operations for stock options granted to employees because the exercise price of its stock options is equal to the market price of the underlying stock on the date of grant. In addition, the Company provides pro forma disclosure of the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is an alternative method of accounting for stock options.

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

Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding for each period excluding any shares related to nonvested employee stock awards. Dilutive securities have not been included in the weighted average shares used for the calculation of diluted earnings per share in periods of losses from continuing operations because the effect of such securities would be antidilutive. At January 31, 2001, potential dilutive securities consisted of 2,371,815 shares of convertible preferred stock, warrants for 4,012,352 shares issued to non-employees, and 1,919,249 options to purchase common stock of the Company under the Company's stock incentive plans.

(l) Supplemental Cash Flow Information

On a quarterly basis, the Company issues dividends on its Preferred Stock. Certain holders of Preferred Stock have elected to receive their dividend in the form of common stock. During fiscal 2001 and 2000, the Company issued 27,632 and 45,630 shares, respectively, of its common stock in satisfaction of its dividend requirement. These common stock dividends issued during fiscal 2001 and 2000 had a fair value at the date of grant of $160,000 and $80,000, respectively.

During the years ended January 31, 2001, 2000 and 1999, the Company granted employees 8,000, 8,500, and 14,254 shares of common stock, respectively, under a stock award plan. The market value of the stock at the dates of grant was approximately $34,000, $45,000, and $23,000, respectively, and is amortized over a period not to exceed one year in accordance with the vesting terms of the awards. In fiscal 2001, the Company also cancelled 1,500 options granted in the previous year. The Company's discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 2000 plan year was funded in February 2000 through the issuance of 3,208 shares of the Company's common stock. In February 1999, the Company also contributed 12,197 shares of the Company's common stock for a discretionary contribution to its Retirement Savings and Investment Plan for the fiscal 1999 plan year.

As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

(m) Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles requires the Company's management to make a number of estimates and assumptions relating to the reporting of assets, liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for the Company beginning June 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for the following types of hedges: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities.

(3) Discontinued Operations

DiaLogos

In December 1999, the Company's board of directors authorized management to enter into negotiations to formally dispose of its majority interest in DiaLogos, Inc., its education subsidiary. In March 2000, the Company completed the sale of its investment in the stock of DiaLogos to a private investment group for cash consideration of $300,000. The terms of the arrangement also included additional consideration including a two-year $450,000 note with interest payable at a 2% premium over the current prime rate and a warrant to purchase 10% of the outstanding shares of DiaLogos common stock. The warrant is exercisable based upon certain future actions taken by the management of DiaLogos. Due to DiaLogos' history of operating losses and negative cash flows, the Company had assigned no value to the note and warrant for fiscal 2000 and the Company recognized a loss on the sale of DiaLogos of $885,500. No income tax benefit had been provided for this loss because of the Company's net operating loss position. In January 2001, the Company received $350,000 in cash for full consideration for the note and associated interest. As the note was fully reserved in fiscal 2000, the cash received upon settlement of the note was included in discontinued operations for fiscal 2001.

Step2000

In January 1998, the Company decided to sell the net assets of the Step2000 segment of Universal Document and presented the Step2000 segment as a discontinued operation for the fiscal year ended January 31, 1998. During fiscal 1999, the Company made the decision to retain the Step2000 segment and presented the results of operations and financial position of the segment in continuing operations for the fiscal year ended January 31, 1999. In fiscal 1998, the Company had accrued a loss of $180,000 (net of applicable taxes) for the disposal of the net assets of the segment and for its estimated net operating losses through its expected date of disposal. The Company reversed this accrual during fiscal year 1999 as a result of its decision to retain Step2000. These reversals are included in discontinued operations for the year ended January 31, 1999.

Income (loss) related to the sale of DiaLogos and the reversal of accrued losses related to the disposal of the net assets of the Step2000 segment, as shown on the accompanying Consolidated Statements of Operations, includes the following:

		Year Ended	Year Ended	Year Ended
		January 31,	January 31,	January 31,
		2001	2000	1999
Revenues:
DiaLogos	$	- ========	1,848,900 ========	1,471,000 =======
Operating income (loss):
DiaLogos		$-	(827,200)	(1,819,300)
Step2000		-	-	290,700
Total operating loss		-	(827,200)	(1,528,600)
Income (loss) on sale of DiaLogos		350,000	(885,500)	-
Income tax expense		-	(45,000)	(113,400)
Income (loss from discontinued operations		$350,000 ========	(1,757,700) ========	(1,642,000) ========

As of January 31, 2000 and 1999, $67,700 and $14,500 of interest expense had been allocated to the operating loss from discontinued operations related to DiaLogos. This allocation of interest expense had been based upon the net assets of DiaLogos, relative to the net assets of the Company on a consolidated basis.

(4) Synergis Management Expenses, Acquisition and Offering Costs

In fiscal 1998, the Company began negotiations to combine certain design automation software resellers and integrators for the expected merger of these entities with a subsidiary of the Company, which eventually would become the Company's Synergis subsidiary. This newly merged entity was expected to spin-off from the Company through an initial public offering or, later, through private financing. For the years ended January 31, 2000 and 1999, the Company incurred and expensed $179,700 and $1,497,000, respectively, for operating costs associated with the senior management team hired to manage the expected merger of the entities and the public offering or private financing of the Synergis subsidiary. In addition, for the year ended January 31, 1999, the Company had expensed $573,700 for acquisition and offering costs related to accountants', attorneys', and consultants' fees incurred on behalf of postponed initial public offerings. During the first quarter of fiscal 2000, the Company terminated all negotiations and has not incurred any expenses subsequent to that date. The Company does not anticipate any additional expenses related to the Synergis transaction on a prospective basis.

(5) Fixed Assets

Fixed assets consisted of the following at January 31, 2001 and 2000:

	January 31,	January 31,
	2001	2000

Equipment	$2,274,600	1,632,200
Furniture and fixtures	400,500	536,800
Leasehold improvements	198,700	197,200
Purchased software	458,000	162,600

	3,331,800	2,528,800
Accumulated depreciation and amortization	(1,935,500)	(1,344,000)

	$1,396,300 ========	1,184,800 ========

(6) Bank Agreements

As of January 31, 2000, the Company had a $2,000,000 revolving line of credit agreement with a bank that had an outstanding balance of $1,112,500. The interest rate on the line of credit agreement was payable at the bank's prime rate plus 1 1/2%. During fiscal 2000, the Company also paid a closing fee of $60,000 and quarterly commitment fees of 1% on the line of credit. The Company's assets secured the line of credit. Due to the variable rate and short-term nature of the agreement, its carrying value approximated fair value.

On February 15, 2000, the Company entered into a new $2,000,000 revolving credit facility with the same bank that was due on May 15, 2000. The interest rate on the new financing agreement was payable at the bank's prime rate plus 1 1/2% and the credit facility remained secured by all assets of the Company. On May 15, 2000, the Company retired this credit facility by paying off the $2,000,000 outstanding balance with cash on hand. As a result of the debt repayment, the Company no longer has a line of credit agreement or any other bank credit facility.

(7) Equity Line of Credit Agreement

In December 2000, the Company executed an equity line of credit agreement (the " Credit Agreement") with a private investor fund for a $15 million equity line of credit that extends for a thirty-six month period ending in January 2004. This Credit Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every seven days in amounts ranging from $100,000 to $1,000,000, depending on the trading volume and the market price of the stock during the draw-down period of each put, subject to aggregate minimum puts of $500,000 over the life of the Credit Agreement. At the time of each put, the investor receives a discount of up to 12% from the then current average market price. Pursuant to the Credit Agreement, the Company also issued to the investor three-year warrants to purchase 100,000 shares of common stock at $5.73 per share. The fair market value of these warrants at the time of issuance was estimated using the Black Scholes model at $150,300. As of January 31, 2001, the Company had not initiated any put transactions related to this equity line of credit agreement. During the life of the Agreement, the Company must utilize a defined portion of the equity line of credit or be subject to a fee of up to $250,000.

(8) Quest Diagnostics Investment

In June 2000, the Company entered into an agreement with Quest Diagnostics Incorporated ("Quest Diagnostics"), a leading provider of diagnostic testing, information and services, to provide approximately $9,500,000 in equity financing to the Company. Based on the terms of the agreement, Quest Diagnostics acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the then-outstanding voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a then 30% interest in the Company's total preferred, common and common stock equivalents. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest Diagnostics with a position on the Company's Board of Directors. By utilizing the Black Scholes model, the Company has assigned a fair value of approximately $5,400,000 to the common stock and approximately $4,100,000 to the warrants. The total proceeds related to the Quest Diagnostics investment has been recorded as Additional Paid-in Capital in the Consolidated Balance Sheet. The proceeds will be utilized to fund working capital and were also utilized to repay the Company's subordinated debentures. In conjunction with the equity financing agreement, the Company also executed a national sales and marketing agreement with Quest Diagnostics. In addition to the equity financing received by the Company, the chief executive officer of MedPlus sold to Quest Diagnostics 100,000 shares of MedPlus stock.

(9) Debt and Equity Financing

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

On April 30, 1999, the Company issued the Notes, due 2004, with an annual coupon rate, payable quarterly, of 10% in the first year, 12% from May 1, 2000 through October 31, 2000 and 14% thereafter. In July 2000, the Company redeemed the $2,000,000 Notes by using the proceeds from the Quest Diagnostics Investment (see footnote 8). The Company recorded a loss of $49,000 related to deferred issuance costs and related costs in fiscal 2001. The loss has been included in other income (expense) net in the Consolidated Statement of Operations.

The holders of the Notes also received warrants to purchase 281,137 shares of Preferred Stock at an exercise price of $1.66. This warrant price is subject to adjustment if the Company does not meet specified requirements relating to the appreciation of its stock price at the end of a defined two-year period. Holders of the warrants can also elect a non-cash conversion of the warrants to shares of Preferred Stock, but would receive a reduced number of shares of Preferred Stock. In May 2000, the Company agreed to issue to the Notes' holders warrants to purchase 25,000 shares of common stock with an exercise price of $5.69 in exchange for an amendment to the original Agreement. In fiscal 2001, the Company expensed approximately $90,000 relating to the estimated fair value of these warrants. This expense has been included in other income (expense), net in the Consolidated Statement of Operations.

On June 25, 1999, the Company issued to the investors 2,371,815 shares of Preferred Stock, with a $.01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,740,200). The shares of Preferred Stock are convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The shares of Preferred Stock (a) include voting rights, (b) receive preferential treatment upon liquidation of the Company and (c) convert into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the shares of Preferred Stock into common shares of the Company.

Related to the Preferred Stock issuance, the Company also issued ten-year warrants for the purchase of 721,702 shares of Preferred Stock to the Investors at a purchase price of $1.66. In May 2000, the Company modified the terms of the majority of the warrants by removing a restriction on the Investors' ability to exercise the warrants. Previously, the Company's stock price would have had to reach $7.17 over a 20-day period for the warrants to be exercisable. The Company granted this modification in order to relieve a restriction related to the Notes. As a result of this modification, the Company recognized $64,800, the estimated fair value of the modification, which was recorded in other income (expense), net in the Consolidated Statement of Operations.

The Preferred Stock and related warrants were recorded during fiscal 2000 in shareholders' equity in the Consolidated Balance Sheet based upon their relative estimated fair value. The estimated fair values of all financial instruments were based upon an external appraisal by an investment banking firm independent of the Company. The Company also records dividends on the Preferred Stock on a quarterly basis. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the Consolidated Statement of Operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per share-basic and diluted.

The Company recognized during fiscal 2000 a beneficial conversion feature on the Preferred Stock of $346,300 that was included in the Consolidated Statement of Operations as an adjustment to net loss. This amount represents the effect of the differential between the conversion price and the closing market price on the date of commitment of the Preferred Stock. Although the beneficial conversion feature has no impact on the financial condition or cash flows of the Company, it has a negative impact on the Company's loss per common share-basic and diluted in fiscal 2000.

(10) Common Stock and Related Transactions

During the Company's Annual and Special Shareholders' meeting on July 25, 2000, the shareholders of the Company approved, in accordance with applicable law, an amendment to the Company's Articles of Incorporation that, when and if filed with the Ohio Secretary of State, would increase the number of authorized shares of Common Stock to 25,000,000 and would authorize the issuance of 5,000,000 shares of preferred stock to be designated as Series B preferred stock. To date, this amendment has not been filed with the Ohio Secretary of State and therefore has not become effective.

(11) Income Taxes

Total income tax expense (benefit) for the years ended January 31, 2001, 2000, and 1999 were as follows:

		January 31,	January 31,	January 31,
		2001	2000	1999
Loss from operations		$-	(11,200)	(1,616,400)
Discontinued operations		-	45,000	113,400

Total income tax expense (benefit)	$	- ========	33,800 ========	(1,503,000) ========

Total income tax benefit attributable to loss from continuing operations for the years ended January 31, 2001 2000 and 1999 were:

		January 31,	January 31,	January 31,
		2001	2000	1999

Federal:
Current		$-	(11,200)	(1,229,400)
Deferred		-	-	(179,700)

		-	(11,200)	(1,409,100)

State:
Current		-	-	(180,800)
Deferred		-	-	(26,500)

		-	-	(207,300)
Income tax benefit attributable to
loss from continuing operations	$	- ========	(11,200) =======	(1,616,400) ========

Income tax benefit differs from the amounts computed by applying the Federal statutory rate to pre-tax loss from continuing operations as a result of the following:

		January 31,	January 31,	January 31,
		2001	2000	1999

Computed "expected" benefit		$(2,240,400)	(1,166,900)	(2,897,500)
Change in valuation allowance		3,253,800	1,368,300	1,429,200
State income taxes, net of Federal benefit		(329,500)	(168,400)	(413,100)
Adjustment of net operating loss		(693,400)	-	-
Other		9,500	(44,200)	265,000

	$	- =======	(11,200) =======	(1,616,400) ========

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at January 31, 2001 and 2000 are as follows:

		January 31,	January 31,
		2000	2000
Deferred tax assets:
Net operating loss carryforward		$7,456,200	4,215,600
Accruals		316,500	330,200
Capital loss carryforward		84,900	84,900
Alternative minimum tax		38,800	38,800

Total gross deferred tax assets		7,896,400	4,669,500
Less valuation allowance		(6,465,300)	(3,349,500)

Net deferred tax assets		1,431,100	1,320,000

Deferred tax liabilities:
Software costs		(1,283,900)	(1,136,900)
Fixed assets		(141,300)	(175,300)
Other		(5,900)	(7,800)

Total gross deferred tax liabilities		(1,431,100)	(1,320,000)

Net deferred tax liabilities	$	- =========	- =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's recent history of operating losses, management has established valuation allowances against its net deferred tax assets as of January 31, 2001.

At January 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $19,100,000, which are subject to realization based upon the Company's ability to generate future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. The net operating loss carryforwards expire at various periods ranging from 2016 through 2020. The Company also has a capital loss carryforward of approximately $218,000 which is available to offset future capital gains, if any, through December 2001.

(12) Stock Incentive Plans

The Company issues stock incentives under its 1994 Long-Term Stock Incentive Plan ("Long-Term Plan") and its Directors' Nondiscretionary Stock Option Plan ("Directors' Plan"), collectively the "Option Plans." The Long-Term Plan provides for the grant of up to 3,000,000 stock-based incentives to employees in the form of stock options, stock appreciation rights, stock awards, or any combination thereof. A total of 100,000 shares is reserved for issuance under the Directors' Plan. Options granted under the Option Plans may be either nonqualified or incentive options. Under the terms of the Option Plans, options may not be granted at less than fair market value on the date of the grant. Options granted under both plans are exercisable in installments; however, no options are exercisable earlier than six months or later than ten years from the date of the grant.

At January 31, 2001, there were 1,046,060 shares available for grant under the Long-Term Plan and 40,517 shares available for grant under the Directors' Plan.

The per share weighted average fair values at the date of grant for options granted during the years ended January 31, 2001, 2000 and 1999 were $4.08, $1.22, and $3.10, respectively. These fair values were estimated using the Black Scholes option-pricing model with the following weighted average assumptions: 2001 - expected dividend yield 0%, risk-free interest rate of 4.9%, expected volatility of 73%, and an expected life of 5.7 years; 2000 - expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 70%, and an expected life of 4.1 years; 1999 - expected dividend yield 0%, risk-free interest rate of 5.07%, expected volatility of 53%, and an expected life of 4.8 years.

The Company applies APB Opinion No. 25 in accounting for the Option Plans; accordingly, no compensation cost has been recognized for its options granted to employees in the consolidated financial statements. The Company recognized $40,000, $31,900, and $190,500 of compensation cost during the years ended January 31, 2001, 2000 and 1999, respectively, related to stock awards granted under the Long-Term Plan. In February 1999, the Company also granted an option to purchase 100,000 shares of common stock with an estimated fair value of $48,860 as compensation to a consultant. The fair value of these options is being amortized over the related service period of two years. The Company recognized $24,400 in amortization expense related to the option grant in each of the years ended January 31, 2001 and 2000.

For its employee stock options, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased to the pro forma amounts indicated below:

		January 31,	January 31,	January 31,
		2001	2000	1999

Net loss	As reported	$(6,239,400)	(5,178,600)	(8,547,800)
	Pro forma	(7,561,300) ========	(6,012,600) ========	(9,500,600) ========
Net loss per share -
basic and diluted
	As reported	$(0.91)	(0.95)	(1.40)
	Pro forma	(1.04) ========	(.99) =======	(1.56) ========

Transactions with respect to options, including options granted to consultants, for the years ended January 31, 2001, 2000 and 1999 were as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Shares under option, January 31, 1998	1,013,292	$8.29
Options exercised	(7,673)	7.57
Options forfeited or canceled	(41,892)	7.95
Options granted	331,000	6.12

Shares under option, January 31, 1999	1,294,727	$7.74
Options exercised	(22,833)	5.30
Options forfeited or canceled	(95,091)	8.30
Options granted	586,750	2.69

Shares under option, January 31, 2000	1,763,553	$6.01
Options exercised	(70,204)	3.97
Options forfeited or canceled	(366,458)	6.91
Options granted	592,358	6.20

Shares under option, January 31, 2001	1,919,249 =======	$5.88

The following table summarizes information about options, including options granted to consultants, at January 31, 2001:

Options Outstanding				Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	of Options	Contractual Life	Exercise Price	of Options	Exercise Price

$1.95-2.27	352,082	4.7	$1.93	179,220	$1.92
2.28-5.12	312,933	3.3	4.44	297,935	4.50
5.13-7.68	1,004,734	7.2	6.41	478,941	6.44
7.69-11.52	103,500	4.9	9.97	103,500	9.97
11.53-17.30	146,000	3.4	11.96	146,000	11.96

	1,919,249 =======	5.7	5.88	1,205,596 =======	6.26

In fiscal 1999, the Board of Directors approved the MedPlus, Inc. Employee Stock Purchase Plan (the "Plan"), to provide employees of the Company the opportunity to purchase shares of the Company's common stock. The Company is authorized to issue up to 350,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose biannually, to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-or-period market price. For fiscal 2001, 2000 and 1999, the Company issued 33,527, 67,422 and 17,701 shares, respectively, to employees for stock purchases. As the Plan has been created as a noncompensatory plan, no compensation expense under APB 25 has been recognized in the Company's financial statements. Under SFAS 123, the aggregate fair value of the purchase rights, which would have resulted in expense to the Company was $50,700, resulting in a consolidated pro forma net loss of $6.6 million and a net loss per share of $.91 for the year ended January 31, 2001. For fiscal 2000, the aggregate fair value of the purchase rights, which would have resulted in expense to the Company was $186,000. For fiscal 1999, the effect of the purchase rights to the Company's net loss, on a pro forma basis, was not material. The fair value for fiscal 2001 was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected life of 6 months, expected volatility of 73%, and a risk free interest rate of 5%. The weighted average fair value of the employee's purchase rights utilizing these assumptions was $1.51, $2.77 and $.55 for fiscal years 2001, 2000 and 1999, respectively.

(13) Retirement Savings and Investment Plan

The Company has a Retirement Savings and Investment Plan, a 401(k) Plan, in which employees may participate by contributing specified percentages of qualified compensation subject to Internal Revenue Service limitations. The Company may make discretionary contributions to a maximum of 100% of each participant's contribution. For the year ended January 31, 2001, the Company did not make a discretionary contribution to the Plan and, as a result, no expense was recognized for fiscal 2001. For the years ended January 31, 2000 and 1999, the Company recognized expense of $18,045 and $23,633, respectively, for discretionary contributions into the Plan. The Company's contributions to the Plan were funded subsequent to each year end through the issuance of 3,208 and 12,197 shares of the Company's common stock for fiscal 2000 and 1999, respectively.

(14) Related Party Transactions

For the past three fiscal years, Quest Diagnostics Incorporated ("Quest Diagnostics") has been a customer of the Company's OptiMaxx product and most recently, within the Company's eHealth business. Due to the capital investment in the Company by Quest Diagnostics in June 2000, Quest Diagnostics became a related party of the Company. Included in the Company's Consolidated Statement of Operations for the years ended January 31, 2001, 2000 and 1999 are revenues from Quest Diagnostics of $703,600, $1,940,600 and $3,209,500, respectively. The Company also had accounts receivable from Quest Diagnostics included in its consolidated balance sheet of $571,000 and $627,200 as of January 31, 2001 and 2000, respectively.

In fiscal 1998, certain officers and directors of the Company invested approximately $400,000 in DiaLogos, the Company's former majority-owned subsidiary. In exchange for the funding, these investors received 18.5% of DiaLogos' common shares. Although the Company has divested its ownership in the stock of DiaLogos (see footnote 3, Discontinued Operations), the officers of the Company have continued to maintain, or increase, their ownership in DiaLogos.

(15) Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements extending through May, 2004. Rent expense related to these operating leases amounted to approximately $418,000, 300,000, and $272,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

As of January 31, 2001, future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year are as follows: $305,000 for fiscal 2002, $154,000 for fiscal 2003, and $15,000 for fiscal 2004.

(16) Operating Segments

Based upon management's organization of its products and services, the Company has two reportable segments: Health Care Solutions (ChartMaxx, OptiMaxx, and eMaxx) and Workflow and Content Management. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, other income(expense), including interest expense, and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the Consolidated Financial Statements).

The following table presents the revenues, segment operating loss, capital expenditures, depreciation and amortization, and total assets of the Company by operating segment:

	January 31,	January 31,	January
	2001	2000	1999
Revenues:
Healthcare solutions	$9,088,200	11,426,300	9,285,100
Workflow and Document Management	1,254,400	1,171,400	1,421,900
Less intercompany	(10,600)	(59,800)	(748,100)
	$10,332,000 ========	12,537,900 ========	9,958,900 =======
Segment operating loss (a):
Healthcare solutions	$(3,714,300)	(150,100)	(3,233,700)
Workflow and Document Management	277,000	300,100	(27,200)
	$(3,437,300) ========	150,000 =======	(3,260,900) ========
Capital expenditures:
Healthcare solutions (b)	$796,500	278,800	432,300
Workflow and Document Management	18,800	4,000	1,800
	$815,300 ========	282,800 =======	434,100 ========
Depreciation and amortization of fixed assets:
Healthcare solutions (b)	$564,100	388,700	324,500
Workflow and Document Management	35,800	31,400	30,600
	$599,900 ========	420,100 =======	355,100 =======
Total assets:
Healthcare solutions (b)	$12,758,700	11,455,100	11,397,900
Workflow and Document Management	448,000	502,100	475,900
Net assets from discontinued operations	-	204,200	1,238,500
	$13,206,700 ========	12,161,400 ========	13,112,300 ========

(a) Before corporate expenses.

(b) The Company has not historically maintained a separate balance sheet for its corporate assets. The Healthcare Solutions' balances include segment and corporate activity.

Reconciliations of segment data to the Company's consolidated data follow:

	January 31,	January 31,	January 31,
	2001	2000	1999
Operating loss:
Segments	$(3,437,300)	150,000	(3,260,900)
Corporate	(2,948,800)	(3,024,400)	(3,434,900)

Operating loss	(6,386,100)	(2,874,400)	(6,695,800)

Other expense, net:	(203,300)	(557,700)	(1,826,300)

Loss from continuing operations before income tax benefit	$(6,589,400) ========	(3,432,100) ========	(8,522,100) ========

All of the company's operations are located in the United States. Also, the company primarily sells to customers within the United States. Revenues from customers located internationally were not material.

(17) Significant Customers

Due to the size of certain of the Company's contracts, one contract can represent a significant portion of the Company's total revenue in a given year. However, the customer base representing this portion of revenue varies each year making the Company not necessarily dependent upon one significant customer. For the years ended January 31, 2001 and 2000, the Company's consolidated revenues included two customers who accounted for a total of 18% and 31% of consolidated revenues, respectively. For the year ended January 31, 1999, a single customer accounted for 36% of the Company's total revenues.

(18) Quarterly Results of Operations (Unaudited)

The following tables set forth selected quarterly financial information for the fiscal years ended January 31, 2001 and 2000.

	Year ended January 31, 2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$2,900,400	2,493,600	2,641,900	2,296,100	10,332,000
Operating loss from
continuing operations	(778,100)	(2,021,900)	(1,611,500)	(1,974,600)	(6,386,100)
Loss from continuing operations	(874,100)	(2,203,000)	(1,525,200)	(1,987,100)	(6,589,400)
Net loss attributable to
common shareholders	$ (956,100) ========	(2,285,000) =========	(1,607,200) =========	(1,719,100) =========	(6,567,400) =========
Earnings per share - basic and
diluted:	$ (0.15) ========	(0.35) =========	(0.20) =========	(0.21) =========	(0.91) =========
Weighted average shares
outstanding	6,206,885 ========	6,503,226 =========	8,096,717 =========	8,128,586 =========	7,239,465 =========

	Year ended January 31, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$ 3,818,700	1,669,900	2,700,700	4,348,600	12,537,900
Operating loss from
continuing operations	(530,700)	(1,629,000)	(1,158,700)	444,000	(2,874,400)
Income (loss) from continuing
operations	(760,900)	(1,729,600)	(1,249,700)	319,300	(3,420,900)
Income (loss) from discontinued
operations (a)	(318,900)	(329,800)	(264,300)	(844,700)	(1,757,700)
Net loss	(1,079,800)	(2,059,400)	(1,514,000)	(525,400)	(5,178,600)
Net loss attributable to
common shareholders	$(1,079,800) =========	(2,487,700) =========	(1,596,000) =========	(607,400) ========	(5,770,900) =========
Earnings per share - basic (b)
Continuing operations	(0.13)	(0.36)	(0.22)	0.04	(0.66)
Discontinued operations	(0.05)	(0.05)	(0.04)	(0.14)	(0.29)
Net loss - basic	$ (0.18) =========	(0.41) =========	(0.26) =========	(0.10) ========	(0.95) ========
Earnings per share - diluted (b)
Continuing operations	(0.13)	(0.36)	(0.22)	0.03	(0.66)
Discontinued operations	(0.05)	(0.05)	(0.04)	(0.09)	(0.29)
Net loss - diluted	$ (0.18) =========	(0.41) ==========	(0.26) =========	(0.07) =========	(0.95) =========
Weighted average shares
outstanding - basic	6,050,198 =========	6,041,269 ==========	6,098,955 =========	6,128,259 =========	6,086,970 =========
Weighted average shares
outstanding - diluted (c)	6,050,198 =========	6,041,269 ==========	6,098,955 =========	9,033,028 =========	6,086,970 =========

Notes to quarterly results of operations:

(a) Included in the fourth quarter of fiscal 2000 is a loss of $885,527 relating to the expected loss on the disposal of DiaLogos.

(b) Quarterly amounts are not additive.

(c) Weighted average shares outstanding-diluted for the fourth quarter of fiscal 2000 includes the effect of potentially dilutive securities as the Company had income from continuing operations. Potentially dilutive securities include convertible preferred stock, and the effect of warrants and options issued to employees and calculated based upon the treasury stock method. The calculation excludes 721,702 warrants on the preferred stock as these warrants had not met the requirements for becoming exercisable. The effect of potentially dilutive securities has been omitted from the calculation of weighted average shares outstanding for all other quarters because the effect of the securities would be antidilutive.

(19) Liquidity and Subsequent Event

Since inception in 1991, the Company has funded its operations, working capital needs and capital expenditures primarily through a combination of cash generated by operations, the sale of operating assets, debt financing, offerings of its common stock to the public and a preferred share equity financing. In order to continue its strategy and remain competitive in the markets in which it operates, the Company will require significant sources of cash.

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated, a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. If finalized, the transaction will permit the Company to continue to meet its current and anticipated financial obligations. Although the Company believes that the closing will occur within the next few months, there is no guarantee that it will ever occur.

Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. Management of the Company believes that this funding will be adequate for the Company to continue to fund its operations through at least January 31, 2002 should the acquisition by Quest Diagnostics not occur.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's executive officers and directors are as follows:

Name	Age	Position
Richard A. Mahoney	53	Chairman of the Board, Chief Executive Officer and Director

Philip S. Present II	50	President, Chief Operating Officer and Director

Paul F. Albrecht	45	Vice President and Chief Technology Officer

J. Richard Hill	58	Vice President of Professional Services
Daniel A. Silber	52	Vice President of Finance and Chief Financial Officer

Peter W. Stephan	45	Vice President of Sales
Thomas R. Wagner	37	Vice President of Strategic Planning
Edward L. Cahill	48	Director
Robert E. Kenny III	45	Legal Counsel, Secretary and Director

Kenneth W. Freeman	50	Director
Martin A. Neads	52	Director
Edward L. Samek	64	Director
Paul J. Stein	54	Director

Directors are elected annually by the shareholders and serve for one-year terms. Officers serve at the discretion of the Board of Directors and are elected on an annual basis.

Richard A. Mahoney has been the Company's President and a director of the Company since January 1991. While Mr. Mahoney has been the President of the Company since its inception, Mr. Mahoney has held the titles of Chairman of the Board and Chief Executive Officer of the Company since November 1995. Mr. Mahoney has extensive experience in the areas of strategic planning, marketing, and financing for health care institutions. In addition, he has lectured on subjects such as managed care, capitation, integrated provider networks, computer-based patient record systems and regional health care alliances. Prior to joining the Company, Mr. Mahoney was president of a company that provided equipment financing for hospitals and related organizations.

Philip S. Present II , joined the Company in April 1995 as Vice President of Corporate Development. Mr. Present was named the Chief Operating Officer of the Company in June 1996 and President of the Company in July 2000. Mr. Present became a director of the Company on December 13, 1997 to fill a vacancy created on the Board by an increase in the number of directors of the Company from five to six. From September 1973 to March 1995, Mr. Present was employed by the certified public accounting firm of KPMG Peat Marwick LLP, most recently serving as the Partner-in-Charge of the Information Communication and Entertainment Practice for the Ohio Valley and Southeast regions of the United States. From 1987 to 1993, Mr. Present was Partner-in-Charge of the Audit Practice - Cincinnati.

Paul F. Albrecht was elected Vice President and Chief Technology Officer on December 13, 1997 following his tenure as General Manager of the ChartMaxxTM Division of MedPlus since May 16, 1994. Prior to joining the Company, Mr. Albrecht was Director of the Platform Development Center for Cincinnati Bell Information Systems and oversaw the development of distributed client/server systems for high volume, mission critical applications. Prior to that, Mr. Albrecht was a software engineer and technical manager at AT&T Bell Labs. While at AT&T Bell Labs, he led the development of a health care clinical information system and developed core technology for the UNIX operating system. Mr. Albrecht has published technical articles on programming languages, UNIX, neural networks and health care applications.

J. Richard Hill joined the Company in November 2000 as Vice President of Professional Services. Prior to joining the Company, Mr. Hill spent 12 years with Structural Dynamics Research Corporation (SDRC) in a variety of technical and professional services positions, most recently serving as the Director of e-Services Programs. As Director of e-Services Programs, he was responsible for developing, leading and managing the Americas Services Solutions Partners programs and developing plans and services associated with migrating customers obtained through acquisitions to SDRC solutions. Additionally, he has held multiple senior management positions with P&L responsibility within SDRC's Professional Services Operations.

Daniel A. Silber joined the Company in May 1995 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Silber was Chief Financial Officer of Saturday Knight Ltd., Chief Financial Officer of Tipton Associates, Treasurer of Emery Realty, Inc. and CPA and Senior Accountant with Coopers and Lybrand.

Peter W. Stephan joined the Company in February 2000 as Vice President of Sales. Prior to joining the Company, Mr. Stephan spent twenty-two years working in various capacities for Wallace Computer Services. During the last six years of his employment at Wallace, he served as General Manager of the Healthcare Division where he was responsible for all sales and marketing to the health care market, including hospitals, integrated delivery networks, group purchasing organizations, reference laboratories and managed care organizations, and oversaw a team of national account and sales support managers and a marketing staff.

Thomas R. Wagner joined the Company in June 1999 as Vice President of Strategic Planning. Wagner has over twelve years of experience with software development companies. Prior to joining the Company, Mr. Wagner spent two years as Chief Technology Officer of DiaLogos Incorporated, previously a majority owned subsidiary of MedPlus. Prior to DiaLogos, Wagner served as Director of Advanced Research and Development with Cincom Systems, Inc. during which he developed a product that was later voted among the top 10 products of the year by Client-Server Tools Bulletin.

Edward L. Cahill joined the Company as a director in June 1999. Mr. Cahill is a partner of HLM Management, where he heads private equity investment. Previously he was a founding partner of Cahill, Warnock & Company, a private equity firm that invests in emerging public and private companies. Prior to founding Cahill, Warnock & Company, Cahill was a Managing Director at Alex. Brown & Sons where he headed that firm's Health Care Investment Banking Group. While at Alex. Brown, his group completed offerings for the first public companies in the home health care, health maintenance organization and ambulatory surgery center industries, as well as several of the leading biopharmaceutical companies.

Robert E. Kenny III has been the Company's legal counsel since September 2000. Mr. Kenny served as Secretary of the Company from its inception and has been a director of the Company since 1991. From 1985 to September 2000, Mr. Kenny was an attorney engaged in the private practice of law. Prior to 1985, Mr. Kenny was an associate with Seeley, Savage, and Aussem, a law firm in Cleveland, Ohio. Prior to that, Mr. Kenny was a tax accountant with Price Waterhouse.

Kenneth W. Freeman is Chairman of the Board and Chief Executive Officer of Quest Diagnostics. Mr. Freeman joined Quest Diagnostics in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990. Mr. Freeman has been a director of the Company since July 2000.

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

Edward L. Samek joined the Company as a director in February, 2000. Samek was formerly the Vice Chairman and serves as a director of MedQuist Inc., the country's largest provider of electronic medical transcription services to hospitals, clinics and group practices. Mr. Samek had been the Chairman and Chief Executive Officer of The MRC Group, a leading privately-held electronic medical transcription company that was acquired by MedQuist in December 1998. He has also served as President of SecrePhone Ltd., also a provider of medical transcription services, Hudson Pharmaceutical Corporation and Childcraft Education Corporation. Mr. Samek, a director of the Medical Transcription Industry Alliance, served as president of that organization for two terms during the period 1996-1999.

Paul J. Stein has been a director of the Company since 1991. Mr. Stein has been a self-employed marketing consultant and manufacturer's representative since October 1990.

Additional information regarding the Company's officers and directors is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 26, 2001. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

All transactions executed in calendar 2000 by the Company's directors, officers and beneficial owners, were, to the Company's knowledge, reported in a timely fashion as required by Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 26, 2001, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 26, 2001, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement for the Company's Annual and Special Meeting of Shareholders scheduled for June 26, 2001, is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are hereby filed as part of this Form 10-KSB:

Sequential Page
Exhibit Number	Description of Exhibits	Number

2	Asset Purchase Agreement, dated January 28, 1998, by and between Becton, Dickinson and Company and MedPlus, Inc.	See note 1
3	Amended Articles of Incorporation and Code of Regulations	See note 2
10.1	Lease between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated April 24, 1995	See note 3
10.2	Executive Employment Agreement dated October 31, 1995 between MedPlus, Inc. and Richard A. Mahoney	See note 3
10.3	First Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated December 6, 1996	See note 4
10.4	Second Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated December 6, 1996	See note 4
10.5	OptiMaxxTM And Step2000(R) Software License, Hardwar e Purchase and Related Services Agreement dated August 31, 1998 by and between MedPlus, Inc. and Quest Diagnostics Incorporated	See note 5
10.6	Securities Purchase Agreement dated April 30, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic Partners, L.P., et al.	See note 5
10.7	Amended and Restated Securities Purchase Agreement dated June 8, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic Partners, L.P., et al.	See note 6
10.8	MedPlus, Inc. Software License and Database Maintenance Agreement dated December 9, 1999 by and between MedPlus, Inc. and Quest Diagnostics Incorporated
10.9	MedPlus, Inc. ChartMaxxTM Software License Agreement dated January 4, 2000 by and between MedPlus, Inc. and Cybear, Inc.
10.10	Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Philip S. Present II
10.11	Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Thomas Wagner
10.12	Employment Agreement dated February 15, 2000 by and between Peter Stephan and MedPlus, Inc.
10.13	Employment Agreement dated February 1, 2000 by and between Daniel A. Silber and MedPlus, Inc.
10.14	Employment Agreement dated February 1, 2000 by and between Paul F. Albrecht and MedPlus, Inc.
10.15	Pledge and Security Agreement dated March 1, 2000 by and between MedPlus, Inc. and LV Acquisition, LLC
10.16	Stock Redemption Agreement dated March 1, 2000 by and between MedPlus, Inc. and Learning Voyage, Inc.
10.17	Promissory Note dated March 1, 2000 from Learning Voyage, Inc.
10.18	Common Stock Warrant dated March 1, 2000 for 80,000 shares of Learning Voyage, Inc.
10.19	Common Stock Purchase Agreement dated December 8, 2000 between MedPlus, Inc. and Crossover Ventures, Inc.	See note 7
13	Annual Report to Shareholders	See note 8
21	Subsidiaries of MedPlus, Inc.
23	Consent of KPMG LLP

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

Note 3: Incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-98696, effective November 21, 1995.

Note 4: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 27, 1997.

Note 5: Incorporated by reference to the Company's Annual Report on Form 10K-SB filed May 3, 1999.

Note 6: Incorporated by reference to the Company's Report on Form 8-K filed on June 9, 1999.

Note 7: Incorporated by reference to the Company's Form S-2 filing on December 22, 2000

Note 8: Pursuant to general Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Issuer's Annual Report to the Security Holders for its fiscal year ended January 31, 2001 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

(b) No Reports on Form 8-K were filed during the three-month period ended January 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPLUS, INC., Registrant

By:	/s/ Richard A. Mahoney Richard A. Mahoney Chief Executive Officer Date: April 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Mahoney Richard A. Mahoney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 27, 2001

/s/ Daniel A. Silber Daniel A. Silber	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2001
/s/ Philip S. Present II Philip S. Present II	President, Chief Operating Officer and Director	April 27, 2001

/s/ Robert E. Kenny III Robert E. Kenny III	Secretary and Director	April 27, 2001

/s/ Edward L. Cahill Edward L. Cahill	Director	April 27, 2001

/s/ Kenneth W. Freeman Kenneth W. Freeman	Director	April 27, 2001

/s/ Martin A. Neads Martin A. Neads	Director	April 27, 2001

/s/ Edward L. Samek Edward L. Samek	Director	April 27, 2001

/s/ Paul Stein Paul Stein	Director	April 27, 2001

EXHIBITS TO 10-K

[This page intentionally left blank]

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

Synergis Acquisition, Inc.: an Ohio corporation wholly owned by MedPlus, Inc.

Universal Document Management Systems, Inc.: an Ohio corporation wholly owned by

MedPlus, Inc.

Valcor Associates, Inc.: a Pennsylvania corporation wholly owned by MedPlus, Inc.

Exhibit 23

Consent Independent Auditors

The Board of Directors

MedPlus, Inc.:

We consent to the incorporation by reference in the registration statements of MedPlus, Inc. and subsidiaries on Form S-8 (No. 33-94426), Form S-3 (No. 333-20547), and Form S-2 (No. 333-52590) of our report dated April 6, 2001, except as to Note 19, which is as of April 30, 2001, relating to the consolidated balance sheets of MedPlus, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001, which report appears in the January 31, 2001 annual report on Form 10-KSB of MedPlus, Inc. and subsidiaries.

/s/ KPMG LLP

Cincinnati, Ohio

April 30, 2001

[This page intentionally left blank]