Form 10QSB
period 2001-04-30
MEDPLUS INC /OH/
filed 2001-06-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

                                                     Yes   X                  No

As of June 11, 2001, there were 8,175,267 shares of the registrant's common stock without par value issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2001	2000
Revenues:
Systems	$1,223,600	1,376,300
Support and consulting	1,364,800	1,524,100
Total revenues	2,588,400	2,900,400

Cost of revenues:
Systems	775,300	653,900
Support and consulting	1,370,700	903,700
Total cost of revenues	2,146,000	1,557,600
Gross profit	442,400	1,342,800

Operating expenses:
Sales and marketing	798,400	856,200
Research and development	971,000	511,000
General and administrative	1,062,900	753,700
Total operating expenses	2,832,300	2,120,900
Operating loss	(2,389,900)	(778,100)

Other income (expense):
Interest expense	--	(143,100)
Other income (expense), net	(422,700)	47,100

Total other income (expense), net	(422,700)	(96,000)
Loss before income tax benefit	(2,812,600)	(874,100)
Income tax benefit	--	--
Net loss	(2,812,600)	(874,100)

Preferred stock dividend requirements	(82,000)	(82,000)

Loss attributable to common shareholders	$(2,894,600) ========	(956,100) =======
Loss per share - basic and diluted:	$(0.35) =======	(0.15) =======
Weighted average number of shares of common stock outstanding	8,164,873 ========	6,206,885 =======

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,	January 31,
	2001	2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,208,600	1,986,600
Accounts receivable, less allowance for doubtful accounts of
$149,000 at April 30, 2001 and $155,000 at January 31, 2001	2,796,900	4,095,200
Other receivables	6,200	6,700
Costs in excess of billings	599,800	571,500
Inventories	273,400	385,300
Prepaid expenses	744,900	582,900
Total current assets	5,629,800	7,628,200

Capitalized software development costs, net	4,212,800	4,128,400
Fixed assets, net	1,377,900	1,396,300
Other assets	53,900	53,800
	$11,274,400 ========	13,206,700 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,482,900	1,252,600
Accrued expenses	1,946,000	1,725,200
Billings in excess of cost	537,400	326,900
Deferred revenue	1,685,600	1,635,900
Total current liabilities	5,651,900	4,940,600

Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700	23,700
Class A preferred stock, $.01 par value, authorized
5,000,000 shares, no issued shares	---	---
Common stock, no par value, authorized 15,000,000 shares;
issued 8,375,267 shares at April 30, 2001 and 8,343,639 shares
at January 31, 2001	---	---
Additional paid-in capital	31,879,700	31,867,400
Equity line of credit-warrants	---	(150,300)
Treasury stock, at cost, 200,000 shares	(863,500)	(863,500)
Accumulated deficit	(25,398,100)	(22,585,500)
Unearned stock compensation	(19,300)	(25,700)
Total shareholders' equity	5,622,500	8,266,100

	$11,274,400 ========	13,206,700 ========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

		Three Months	Three Months
		Ended	Ended
		April 30,	April 30,
		2001	2000
Cash flows from operating activities:
Net loss		$(2,812,600)	(874,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software development costs		344,800	211,200
Depreciation of fixed assets		169,000	112,800
Amortization of unearned stock compensation costs		6,400	15,900
Amortization of deferred costs related to long-term debt		--	22,600
Expenses associated with warrants for equity line of credit		200,300	--
Realized loss on sales of fixed assets		5,900	--
Provision for loss on doubtful accounts		(6,000)	(41,000)
Changes in assets and liabilities:
Accounts receivable		1,304,300	(82,900)
Other receivables		500	(27,600)
Costs in excess of billings		(28,200)	(14,600)
Inventories		111,900	79,400
Prepaid expenses and other assets		(162,100)	(140,400)
Accounts payable and accrued expenses		399,600	105,700
Deferred revenue		260,200	(659,900)
Net cash used in operating activities		(206,000)	(1,292,900)

Cash flows from investing activities:
Capitalization of software development costs		(429,300)	(455,200)
Purchases of fixed assets		(156,500)	(112,800)
Net cash used in investing activities		(585,800)	(297,200)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs		13,800	83,200
Proceeds from borrowings on line of credit		--	2,542,000
Repayments on line of credit		--	(1,654,500)
Principal payments on capital lease obligations		--	(7,900)
Net cash provided by financing activities		13,800	962,800
Net decrease in cash and cash equivalents		(778,000)	(627,300)
Cash and cash equivalents, beginning of period		1,986,600	3,471,000
Cash and cash equivalents, end of period		$1,208,600 =======	2,843,700 =======
Interest paid	$	-- =======	59,200 =======
Income taxes paid	$	-- =======	-- =======

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

(b) Significant Accounting Policies

A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended January 31, 2001 included in its Annual Report filed on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

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

(d) Supplemental Cash Flow Information

On a quarterly basis, the Company issues dividends on its Preferred Stock. Certain holders of Preferred Stock have elected to receive their dividend in the form of common stock. During first quarter fiscal years 2002 and 2001, the Company issued 8,577 and 6,003 shares, respectively, of its common stock in satisfaction of its dividend requirement. These common stock dividends issued during fiscal 2002 and 2001 had a fair value at the date of grant of $80,000 in each year. As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

(3) Debt and Equity Financing

In April 1999, the Company entered into an Agreement (the "Agreement") with three investment firms to obtain $6,100,000 in debt and equity financing. The terms of the Agreement provide for financing of $2,000,000 in subordinated debentures (the "Notes") and $4,100,000 in Series A Convertible Preferred Stock (the "Preferred Stock"). Certain terms of the Agreement were amended in June 1999 and in May 2000. The Notes originally issued in April 1999, were repaid in June, 2000. The Company has no further commitment related to these notes.

In June 1999, the Company issued to the investors 2,371,815 of Preferred Stock, with a $ .01 stated par value, at a purchase price of $1.729 per share for gross proceeds of $4,100,000 (net proceeds of $3,773,047). The Preferred Stock is convertible into the Company's common stock on a one-for-one basis. However, the conversion ratio could be subject to certain price and dilution adjustments which essentially place restrictions on the Company's ability to issue warrants, options or other rights (except to employees), issue convertible securities or stock dividends, or make changes in option prices or conversion rates. The Company is required to pay a cumulative dividend quarterly at a rate of 4% per share for the first three years, increasing to 10% thereafter. The market rate related to the dividends is estimated at an annual rate of 8%. The Preferred Stock (a) includes voting rights, (b) receives preferential treatment upon liquidation of the Company and (c) converts into common shares upon certain events. In addition, upon meeting certain requirements specified in the Agreement, the Company can elect at its option to convert the Preferred Stock into common shares of the Company. The Company records dividends on the preferred stock on a quarterly basis. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been based upon the Company's estimated market rate of 8%. The incremental 4% had no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per share-basic and diluted.

In conjunction with the Notes and Preferred Stock, the Company issued the following warrants which are convertible into Preferred Stock: 281,137 five-year warrants at an exercise price of $1.66 and 721,702 ten-year warrants at an exercise price of $1.66. Additionally, the Company granted 25,000 warrants in conjunction with a subsequent amendment to the Agreement. These warrants are convertible into Common Stock at an exercise price of $5.73.

(4) Quest Diagnostics Capital Investment

In June 2000, the Company entered into an agreement with Quest Diagnostics Incorporated ("Quest Diagnostics"), a leading provider of diagnostic testing, information and services, to provide approximately $9,500,000 in equity financing to the Company. Based on the terms of the agreement, Quest Diagnostics acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the then-outstanding voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a then 30% interest in the Company's total preferred, common and common stock equivalents. These warrants expire in December 2001. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest Diagnostics with a position on the Company's Board of Directors. In conjunction with the equity financing agreement, the Company also executed a national sales and marketing agreement with Quest Diagnostics.

(5) Related Party Transactions

For the past three fiscal years, Quest Diagnostics Incorporated ("Quest Diagnostics") has been a customer of the Company's OptiMaxx product and most recently, within the Company's eHealth business. Due to the capital investment in the Company by Quest Diagnostics in June 2000, Quest Diagnostics became a related party of the Company. Included in the Company's Consolidated Statement of Operations for the first quarters of fiscal 2002 and 2001 are revenues from Quest Diagnostics of $140,200 and $141,300, respectively. The Company also had accounts receivable from Quest Diagnostics included in its consolidated balance sheet of $86,700 at April 30, 2001 and $571,000 as of January 31, 2001.

(6) Operating Segments

Based upon management's organization of its products and services, the company has two reportable segments: Healthcare Solutions (ChartMaxx, eMaxx, OptiMaxx, and FutureCore), and Workflow and Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. The Company primarily sells to customers within the United States.

The following table presents the revenues and segment operating results of the Company by operating segment:

	Three Months Ended
	April 30,	April 30,
	2001	2000

Revenues:
Healthcare solutions	$1,868,600	2,527,300
Workflow and content management	722,400	375,800
Less intercompany	(2,600)	(2,700)
Total revenues	$2,588,400 =======	2,900,400 =======

Segment operating results:
Healthcare solutions	$(1,922,100)	(269,300)
Workflow and content management	421,100	141,000
Total segment operating loss	(1,501,000)	(128,300)
Corporate expenses	(888,900)	(649,800)
Total operating loss	(2,389,900)	(778,100)
Other income (expense), net	(422,700)	(96,000)
Loss before income tax benefit	$(2,812,600) ========	(874,100) =======

(7) Liquidity and Quest Diagnostics Merger

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

On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is subject to a number of conditions customary in such transactions, such as, but not limited to, obtaining majority shareholder approval, the absence of material adverse changes in the business of MedPlus and the timely receipt of all necessary governmental approvals and third-party consents, which if not satisfied, could delay or prevent the closing or could otherwise cause the outcome to be materially different. In the event the merger does not occur, MedPlus would have to immediately pursue alternative financing in an effort to satisfy its current and anticipated obligations. In the event that sufficient financing was not available to allow the Company to meet the aforementioned obligations, the Company may be unable to continue as a going concern.

Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. This agreement extends until February 1, 2002 and is secured by all assets of the Company.

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

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. The Company, upon the direction of its Board of Directors, obtained an opinion from an independent third party indicating that the merger consideration was fair to MedPlus shareholders from a financial point of view. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction.

Revenue Recognition Cycle

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

History of Operating Losses

The Company has historically incurred operating losses from continuing operations and as of April 30, 2001 had an accumulated deficit of $25.4 million. The Company's software development efforts, the development of new products and the expansion of its marketing, sales and customer support staff, among other aspects of the Company's strategy, will require significant expenditures over the next several years that may not be offset by revenues. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon its ability to obtain and maintain demand from customers for its current and future products. As a result, there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Results of Operations

Three Months Ended April 30, 2001 and April 30, 2000

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended April 30, 2001 ("first quarter of fiscal 2002") were $2,588,400, a decrease of $312,000 or 11%, from $2,900,400 for the three months ended April 30, 2000 ("first quarter of fiscal 2001"). System sales have decreased by $152,700, or 11%, from the comparable period in the prior year. Although the Company has executed three contracts with various hospitals in the current quarter, compared to two in the comparable previous quarter, based upon accounting rules relating to the recognition of revenue, the Company has deferred the recognition of revenue related to system sales for certain contracts to future quarters. Support and consulting revenues of $1,364,800 for the first quarter of fiscal 2002 decreased $159,300 or 11%, from the first quarter of fiscal 2001. With the exception of $500,000 recognized in the prior year for a significant contract, revenues for the Company's ChartMaxx and OptiMaxx product lines were comparable between the two periods. The Company's E-Health business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the three months ended April 30, 2001 was $442,400, or 17% of revenues, compared to $1,342,800, or 46% of revenues, for the three months ended April 30, 2000. The gross profit on systems sales decreased from 52% of revenue to 36% of revenue from the first quarter of fiscal 2001. This decline in margin is largely attributable to increased third party software pricing as well as the product mix related to system sales. The gross profit percentage on support and consulting revenues decreased from 41% in the first quarter of fiscal 2001 to 0% in the first quarter of fiscal 2002. The sharp decline in margin relates to the incurrence of E-Health related costs of approximately $300,000 in the current year, with no related revenues in this product line. Although the Company expects to continue incurring costs, the Company's E-Health product is still in the preliminary stages of marketing, and significant revenues are not anticipated for the remainder of the year.

Operating Expenses: Total operating expenses for the first quarter of fiscal 2002 were $2,832,300, an increase of $711,400, or 34%, compared to $2,120,900 for the first quarter of fiscal 2001. Sales and marketing expenses declined by 7% related primarily to a decrease in personnel in this area between the two periods. The Company does not anticipate that this will be a continuing trend in this area. Research and development expenses increased $460,000, or 90%, compared to the first quarter of fiscal 2001. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. Most significantly, the Company has increased its investment in E-health related research and development, and additionally has increased its personnel related to its ChartMaxx product line as the Company has been working toward a major upgrade of this product. General and administrative expenses increased by $309,200 or 41%, over the comparable period of the prior year. Combined with modest growth in this type of expense, the Company has incurred costs related to legal and valuation fees, of approximately $220,000 in connection with the proposed merger of the Company with Quest Diagnostics.

Other Income (Expense): Other income (expense), net, consists primarily of interest income, interest expense and other non-operating expenses. In fiscal 2002, the Company had no outstanding debt, therefore, the Company incurred no interest expense. Other expense in fiscal year 2002 includes various items related to the probable termination of its equity line of credit agreement with a private investment firm including a $250,000 termination fee and write-off of $200,300 for deferred costs related to warrants issued in connection with this transaction.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the first quarters of fiscal 2002 or 2001 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

Preferred Stock Dividend Requirements: The Company records quarterly dividends on its preferred stock. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the Consolidated Statement of Operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's earnings (loss) per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share: Net Loss has been adjusted for the dividend requirements related to the preferred shares issued to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

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

On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is subject to a number of conditions customary in such transactions, such as, but not limited to, obtaining majority shareholder approval, the absence of material adverse changes in the business of MedPlus and the timely receipt of all necessary governmental approvals and third-party consents, which if not satisfied, could delay or prevent the closing or could otherwise cause the outcome to be materially different. In the event the merger does not occur, MedPlus would have to immediately pursue alternative financing in an effort to satisfy its current and anticipated obligations. In the event that sufficient financing was not available to allow the Company to meet the aforementioned obligations, the Company may be unable to continue as a going concern.

Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. This agreement extends until February 1, 2002 and is secured by all assets of the Company.

Common Stock Repurchase Program

The Company's Board of Directors authorized a common stock repurchase program in November 1996. Under the program the Company may repurchase up to 500,000 shares of the Company's common stock. No shares were repurchased during the first quarters of Fiscal 2002 or Fiscal 2001. On a cumulative basis, the Company has repurchased 200,000 shares.

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for the first quarter of fiscal 2002 were $206,000. The principal uses of cash include the Company's net loss position, offset by amortization and depreciation and by various changes in working capital accounts. In fiscal 2001, cash flows used by operating activities were $1,292,900.

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

For example, although the Company anticipates sales of ChartMaxx and OptiMaxx will increase in fiscal 2002, there can be no assurance that an increase will occur. Trends in the market, acceptance of new technology and government regulation could have a substantial impact on Company sales. In addition, as noted, the Company is also focusing on its E-Health strategy, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

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

PART II. OTHER INFORMATION

Items 1-5. None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are hereby filed as part of this Form 10-QSB:

Exhibit Number	Description of Exhibits	Sequentially Numbered Page
3	Articles of Incorporation and Code of Regulations	See Note 1
10.1	Agreement and Plan of Merger dated as of April 25, 2001 by and among MedPlus, Inc., Quest Diagnostics Incorporated and Q-M Merger Sub, Inc.	See Note 2

10.2	Voting Agreement dated as of April 25, 2001 by and among Quest Diagnostics Incorporated and the shareholders of the Company named therein.	See Note 2

10.3	Credit Agreement dated as of April 25, 2001 by and among MedPlus, Inc. and Quest Diagnostics Incorporated.	See Note 2
10.4	Security Agreement dated as of April 25, 2001 made by MedPlus, Inc. and the additional grantors named therein to Quest Diagnostics Incorporated.	See Note 2

Note 1 Amended Articles of Incorporation are incorporated by reference to the Company's Annual Report on Form 10-KSB filed May 3, 2001 and the Company's Code of Regulations is incorporated by reference to the Registration Statement of Form SB-2, Registration No. 33-77896C, effective May 24, 1994.

Note 2 Filed as an Exhibit to Form 8-K on May 3, 2001.

(b) Form 8-K filed during the three month period ended April 30, 2001

On May 3, 2001, the Company filed a Form 8-K announcing the intended merger between the Company, Quest Diagnostics Incorporated, and Q-M Merger Sub, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedPlus, Inc.

Date:	June 13, 2001	By:/s/ Daniel A. Silber Daniel A. Silber * Vice President and Chief Financial Officer

*Pursuant to the last sentence of General Instruction

G to Form 10-QSB, Mr. Daniel A. Silber has

executed this Quarterly report on Form 10-QSB

both on behalf of the registrant and in his capacity

as its principal financial and accounting officer.