Form 10KSB40/A
period 2001-01-31
MEDPLUS INC /OH/
filed 2001-09-06
CIK 922723

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

Health Care Solutions: The Company's health care solutions include eMaxxTM physician-focused clinical integration portal solution), ChartMaxxTM electronic patient record solution) and OptiMaxx(R) records storage and retrieval solution). These products have been implemented in more than 125 hospitals throughout North America.

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

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated, a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 26, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction.

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

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. On April 26, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. Although the Company believes that the closing will occur within the next few months, there is no guarantee that it will ever occur.

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

Material Commitment

In June 2000, the Company executed a national sales and marketing agreement with Quest Diagnostics. In exchange for the promotion and marketing of the Company's product, the Company will pay Quest Diagnostics a referral fee equal to 3% of the gross revenue generated in connection with the sale. To-date, no fees have been paid as no sales have been earned under the contract.

Other

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are hereby filed as part of this Form 10-KSB:

Exhibit Number	Description of Exhibits	Sequential Page Number

2	Asset Purchase Agreement, dated January 28, 1998, by and between Becton, Dickinson and Company and MedPlus, Inc.	See note 1
3	Amended Articles of Incorporation and Code of Regulations	See note 2
10.1	Lease between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated April 24, 1995	See note 3
10.2	Executive Employment Agreement dated October 31, 1995 between MedPlus, Inc. and Richard A. Mahoney	See note 3
10.3	First Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated December 6, 1996	See note 4
10.4	Second Lease Amendment between MedPlus, Inc. and Duke Realty Limited Partnership for principal offices, dated December 6, 1996	See note 4
10.5	OptiMaxxTM And Step2000(R) Software License, Hardware Purchase and Related Services Agreement dated August 31, 1998 by and between MedPlus, Inc. and Quest Diagnostics Incorporated	See note 5
10.6	Securities Purchase Agreement dated April 30, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic Partners, L.P., et al.	See note 5
10.7	Amended and Restated Securities Purchase Agreement dated June 8, 1999 by and among MedPlus, Inc. and Cahill, Warnock Strategic Partners, L.P., et al.	See note 6
10.8	MedPlus, Inc. Software License and Database Maintenance Agreement dated December 9, 1999 by and between MedPlus, Inc. and Quest Diagnostics Incorporated
10.9	MedPlus, Inc. ChartMaxxTM Software License Agreement dated January 4, 2000 by and between MedPlus, Inc. and Cybear, Inc.
10.10	Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Philip S. Present II
10.11	Employment Agreement dated February 1, 2000 by and between MedPlus, Inc. and Thomas Wagner
10.12	Employment Agreement dated February 15, 2000 by and between Peter Stephan and MedPlus, Inc.
10.13	Employment Agreement dated February 1, 2000 by and between Daniel A. Silber and MedPlus, Inc.
10.14	Employment Agreement dated February 1, 2000 by and between Paul F. Albrecht and MedPlus, Inc.
10.15	Pledge and Security Agreement dated March 1, 2000 by and between MedPlus, Inc. and LV Acquisition, LLC
10.16	Stock Redemption Agreement dated March 1, 2000 by and between MedPlus, Inc. and Learning Voyage, Inc.
10.17	Promissory Note dated March 1, 2000 from Learning Voyage, Inc.
10.18	Common Stock Warrant dated March 1, 2000 for 80,000 shares of Learning Voyage, Inc.
10.19	Common Stock Purchase Agreement dated December 8, 2000 between MedPlus, Inc. and Crossover Ventures, Inc.	See note 7
10.20	National Sales and Marketing Agreement by and between Quest Diagnostics Incorporated and the Company, dated June 19, 2000	See note 8
13	Annual Report to Shareholders	See note 9
21	Subsidiaries of MedPlus, Inc.
23	Consent of KPMG LLP

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

Note 4: Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 27, 1997.

Note 5: Incorporated by reference to the Company's Annual Report on Form 10K-SB filed May 3, 1999.

Note 6: Incorporated by reference to the Company's Report on Form 8-K filed on June 9, 1999.

Note 7: Incorporated by reference to the Company's Form S-2 filing on December 22, 2000

Note 8: Incorporated by reference to the Company's Form 10-QSB filed June 14, 2000.

Note 9: Pursuant to general Instruction F of Form 10-KSB and Regulation 240.14a(d) of the Securities Exchange Act of 1934, the Issuer's Annual Report to the Security Holders for its fiscal year ended January 31, 2001 has been combined with the required information of Form 10-KSB and is being filed with the U.S. Securities and Exchange Commission and submitted to the registrant's shareholders on an integrated basis.

(b)  No Reports on Form 8-K were filed during the three-month period ended January 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPLUS, INC., Registrant

By:/s/ Richard A. Mahoney Richard A. Mahoney Chief Executive Officer Date: September 6, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Mahoney Richard A. Mahoney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/06/01

/s/ Daniel A. Silber Daniel A. Silber	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	9/06/01

/s/ Philip S. Present II Philip S. Present II	President, Chief Operating Officer and Director	9/06/01

/s/ Robert E. Kenny III Robert E. Kenny III	Secretary and Director	9/06/01

/s/ Edward L. Cahill Edward L. Cahill	Director	9/06/01

/s/ Kenneth W. Freeman Kenneth W. Freeman	Director	9/06/01

/s/ Martin A. Neads Martin A. Neads	Director	9/06/01

/s/ Edward L. Samek Edward L. Samek	Director	9/06/01

/s/ Paul Stein Paul Stein	Director	9/06/01