Form 10QSB/A
period 2001-04-30
MEDPLUS INC /OH/
filed 2001-09-14
CIK 922723

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2001	2000
Revenues:
Systems	$1,223,600	1,376,300
Support and consulting	1,364,800	1,524,100
Total revenues	2,588,400	2,900,400

Cost of revenues:
Systems	775,300	653,900
Support and consulting	1,370,700	903,700
Total cost of revenues	2,146,000	1,557,600
Gross profit	442,400	1,342,800

Operating expenses:
Sales and marketing	798,400	856,200
Research and development	971,000	511,000
General and administrative	1,062,900	753,700
Total operating expenses	2,832,300	2,120,900
Operating loss	(2,389,900)	(778,100)

Other income (expense):
Interest expense	--	(143,100)
Other income (expense), net	(422,700)	47,100

Total other income (expense), net	(422,700)	(96,000)
Loss before income tax benefit	(2,812,600)	(874,100)
Income tax benefit	--	--
Net loss	(2,812,600)	(874,100)

Preferred stock dividend requirements	(82,000)	(82,000)

Loss attributable to common shareholders	$(2,894,600) ========	(956,100) =======

Loss per share - basic and diluted:	$(0.35) ========	(0.15) =======

Weighted average number of shares of common stock outstanding	8,164,873 ========	6,206,885 =======

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,	January 31,
	2001	2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,208,600	1,986,600
Accounts receivable, less allowance for doubtful accounts of
$149,000 at April 30, 2001 and $155,000 at January 31, 2001	2,796,900	4,095,200
Other receivables	6,200	6,700
Costs in excess of billings	599,800	571,500
Inventories	273,400	385,300
Prepaid expenses	744,900	582,900
Total current assets	5,629,800	7,628,200

Capitalized software development costs, net	4,212,800	4,128,400
Fixed assets, net	1,377,900	1,396,300
Other assets	53,900	53,800
	$11,274,400 ========	13,206,700 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,482,900	1,252,600
Accrued expenses	1,946,000	1,725,200
Billings in excess of cost	537,400	326,900
Deferred revenue	1,685,600	1,635,900
Total current liabilities	5,651,900	4,940,600

Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700	23,700
Class A preferred stock, $.01 par value, authorized
5,000,000 shares, no issued shares	---	---
Common stock, no par value, authorized 15,000,000 shares;
issued 8,375,267 shares at April 30, 2001 and 8,343,639 shares
at January 31, 2001	---	---
Additional paid-in capital	31,879,700	31,867,400
Equity line of credit-warrants	---	(150,300)
Treasury stock, at cost, 200,000 shares	(863,500)	(863,500)
Accumulated deficit	(25,398,100)	(22,585,500)
Unearned stock compensation	(19,300)	(25,700)
Total shareholders' equity	5,622,500	8,266,100

	$11,274,400 ========	13,206,700 ========

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

On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is subject to a number of conditions customary in such transactions, such as, but not limited to, obtaining majority shareholder approval, the absence of material adverse changes in the business of MedPlus and the timely receipt of all necessary governmental approvals and third-party consents, which if not satisfied, could delay or prevent the closing or could otherwise cause the outcome to be materially different.

Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. This agreement extends until February 1, 2002 and is secured by all assets of the Company.

In the event the merger does not occur, MedPlus would have to reduce its expenditures, extend its line of credit with Quest Diagnostics and pursue alternative financing in an effort to satisfy its obligations. In the event that sufficient financing was not available to allow the Company to meets its obligations, the Company may be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On April 2, 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. The Company, upon the direction of its Board of Directors, obtained an opinion from an independent third party indicating that the merger consideration was fair to MedPlus shareholders from a financial point of view. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction.

Revenue Recognition Cycle

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

In the event the merger does not occur, MedPlus would have to reduce its expenditures, extend its line of credit with Quest Diagnostics and pursue alternative financing in an effort to satisfy its obligations. In the event that sufficient financing was not available to allow the Company to meets its obligations, the Company may be unable to continue as a going concern.

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

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for the first quarter of fiscal 2002 were $192,200. The principal uses of cash include the Company's net loss position, offset by amortization and depreciation and by various changes in working capital accounts. In fiscal 2001, cash flows used by operating activities were $1,292,900.

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

MedPlus, Inc.

Date: 9/13/01	By: /s/ Daniel A. Silber Daniel A. Silber * Vice President and Chief Financial Officer

*Pursuant to the last sentence of General Instruction

G to Form 10-QSB, Mr. Daniel A. Silber has

executed this Quarterly report on Form 10-QSB both

on behalf of the registrant and in his capacity as its

principal financial and accounting officer.