Form 10QSB
period 2001-07-31
MEDPLUS INC /OH/
filed 2001-09-14
CIK 922723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13

               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Yes  __X__ No ______

As of August 31, 2001, there were 8,182,767 shares of the registrant's common stock without par value issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2001	2000	2001	2000
Revenues:
Systems sales	$1,146,700	1,468,600	2,367,300	2,844,800
Support and consulting revenues	1,632,900	1,025,000	3,000,700	2,549,200
Total revenues	2,779,600	2,493,600	5,368,000	5,394,000

Cost of revenues:
Systems sales	973,200	1,024,800	1,748,600	1,678,700
Support and consulting revenues	1,709,600	998,300	3,080,200	1,902,100
Total cost of revenues	2,682,800	2,023,100	4,828,800	3,580,800
Gross profit	96,800	470,500	539,200	1,813,200

Operating expenses:
Sales and marketing	792,600	746,000	1,591,000	1,585,200
Research and development	1,016,800	733,100	1,987,800	1,244,000
General and administrative	1,559,400	1,013,300	2,622,100	1,784,100
Total operating expenses	3,368,800	2,492,400	6,200,900	4,613,300
Operating loss	(3,272,000)	(2,021,900)	(5,661,700)	(2,800,100)

Other income (expense):
Interest expense	(34,300)	(70,500)	(34,300)	(213,600)
Other income (expense), net	10,600	(110,600)	(412,300)	(63,400)
Total other income (expense), net	(23,700)	(181,100)	(446,600)	(277,000)

Loss before income tax benefit	(3,295,700)	(2,203,000)	(6,108,300)	(3,077,100)
Income tax benefit	--	--	--	--
Net loss	(3,295,700)	(2,203,000)	(6,108,300)	(3,077,100)
Preferred stock dividend requirements	(82,000)	(82,000)	(164,000)	(164,000)
Loss attributable to common shareholders	$(3,377,700) ========	(2,285,000) ========	(6,272,300) ========	(3,241,100) ========

Net loss per common share - basic and diluted:	$(0.41) ========	(0.35) ========	(0.77) ========	(0.51) ========
Weighted average number of shares of common stock outstanding	8,167,919 ========	6,503,226 ========	8,166,422 ========	6,356,684 ========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	January 31,
	2001	2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$788,500	1,986,600
Accounts receivable, less allowance for doubtful accounts of
$149,000 at July 31, 2001 and $155,000 at January 31, 2001	2,992,500	4,095,200
Other receivables	5,100	6,700
Costs in excess of billings	1,121,400	571,500
Inventories	189,300	385,300
Prepaid expenses	808,800	582,900
Total current assets	5,905,600	7,628,200

Capitalized software development costs, net	4,364,900	4,128,400
Fixed assets, net	2,241,500	1,396,300
Other assets	53,200	53,800
	$12,565,200	13,206,700
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of obligations under capital leases	$193,600	---
Borrowings on line of credit	2,703,500	---
Accounts payable	2,228,800	1,252,600
Accrued expenses	2,401,700	1,725,200
Billings in excess of cost	329,400	326,900
Deferred revenue	1,699,000	1,635,900
Total current liabilities	9,556,000	4,940,600
Obligations under capital leases, excluding current installments	704,000	---
Total liabilities	10,260,000	4,940,600

Shareholders' equity:
Preferred stock with liquidation preferences, $.01 par value,
authorized 5,000,000 shares; issued 2,371,815 shares	23,700	23,700
Class A preferred stock, $.01 par value, authorized
5,000,000 shares, no issued shares	---	---
Common stock, no par value, authorized 15,000,000 shares;
Issued 8,382,767 shares at July 31, 2001 and 8,343,639 shares
at January 31, 2001	---	---
Additional paid-in capital	31,851,700	31,867,400
Equity line of credit-warrants	---	(150,300)
Treasury stock, at cost, 200,000 shares	(863,500)	(863,500)
Accumulated deficit	(28,693,800)	(22,585,500)
Unearned stock compensation	(12,900)	(25,700)
Total shareholders' equity	2,305,200	8,266,100

	$12,565,200 ========	13,206,700 ========

See accompanying notes to consolidated financial statements.

MEDPLUS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)		Six Months	Six Months
		Ended	Ended
		July 31,	July 31,
		2001	2000
Cash flows from operating activities:
Net loss		$(6,108,300)	(3,077,100)
Adjustments to reconcile net cash flows from operating activities:
Amortization of capitalized software development costs		689,600	449,700
Depreciation of fixed assets		341,200	293,500
Amortization of unearned stock compensation costs		12,800	119,300
Amortization of deferred costs related to long-term debt		--	90,400
Realized (gain) loss on sales of fixed assets		(2,000)	2,900
Provision for loss on doubtful accounts		--	(41,000)
Changes in assets and liabilities:
Accounts receivable		1,102,700	201,000
Other receivables		1,600	14,700
Costs in excess of billings		(549,900)	(68,900)
Inventories		196,000	289,100
Prepaid expenses and other assets		(225,200)	(179,100)
Accounts payable and accrued expenses		1,764,400	(133,400)
Deferred revenue		65,600	(539,400)
Net cash used in operating activities		(2,711,500)	(2,578,300)
Cash flows from investing activities:
Capitalization of software development costs		(926,100)	(883,700)
Purchases of fixed assets		(286,800)	(253,500)
Proceeds from the sale of discontinued operations		--	270,800
Net cash used in investing activities		(1,212,900)	(866,400)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs		26,300	9,549,100
Proceeds from borrowings on line of credit		2,700,000	2,542,000
Repayments on line of credit		--	(3,654,500)
Repayment of long-term debt		--	(2,000,000)
Principal payments on capital lease obligations		--	(16,000)
Net cash provided by financing activities		2,726,300	6,420,600
Net increase in cash and cash equivalents		(1,198,100)	2,975,900
Cash and cash equivalents, beginning of period		1,986,600	3,471,000
Cash and cash equivalents, end of period		$788,500 =======	6,446,900 =======
Interest paid		$34,300 =======	230,300 =======
Income taxes paid	$	- =======	- =======

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

(d)  Supplemental Cash Flow Information

In July 2001, the Company entered into a capital lease agreement to finance certain equipment related to its eMaxx product offering. This agreement was guaranteed by a party related to the Company, Quest Diagnostics, Incorporated. The capital asset of $897,600 has been recorded as a fixed asset and the corresponding liability has been recorded as an obligation on the Company's consolidated balance sheet.

On a quarterly basis, the Company issues dividends on its Preferred Stock. Certain holders of Preferred Stock have elected to receive their dividend in the form of common stock. For the first quarter of fiscal 2002, the holders of preferred stock received 8,577 shares of the Company's common stock in satisfaction of its dividend requirement. For the second quarter of fiscal 2002, all preferred stock holders elected to receive cash in satisfaction of the dividend requirement. For the six months ended July 31, 2000, the Company issued 14,046 shares of its common stock in satisfaction of its dividend requirement. These common stock dividends issued during fiscal 2002 and 2001 had a fair value at the date of grant of $80,000 and $160,000, respectively, in each year.

As these are non-cash transactions, they have not been presented in the Consolidated Statements of Cash Flows.

(3)  Quest Diagnostics Transactions

In April 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. The Company, upon the direction of its Board of Directors, obtained an opinion from an independent third party indicating that the merger consideration was fair to MedPlus shareholders from a financial point of view. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. Upon finalization of the proxy statement and receipt of regulatory approval, the Company will set its annual shareholders' meeting where the shareholders of the Company will be entitled to vote on the merger. The Company is anticipating an annual shareholders' meeting during the third quarter of fiscal 2002.

In conjunction with the merger agreement discussed above, the Company executed a line of credit agreement for up to $5,000,000 with Quest Diagnostics, Inc., This line of credit was entered into in order for the Company to meet its short-term operating requirements. As of July 31, 2001, the Company had borrowed $2,700,000, which is classified as current on the Company's balance sheet. The current interest rate on this line is 10%. Interest associated with the line is considered increasing rate interest. This agreement extends until February 1, 2002 and is secured by all assets of the Company.

In June 2000, the Company entered into an agreement with Quest Diagnostics to provide approximately $9,500,000 in equity financing to the Company. Based on the terms of the agreement, Quest Diagnostics acquired 1,918,465 shares of the Company's common stock, representing 18.4% of the then-outstanding voting stock of the Company. In addition, the Company issued 2,884,513 common stock warrants with an exercise price of $5.73 providing for a then 30% interest in the Company's total preferred, common and common stock equivalents. These warrants expire in December 2001. The exercise price for the warrants is subject to certain antidilution provisions related to future issuance of the Company's common stock and convertible securities. The agreement also provides Quest Diagnostics with a position on the Company's Board of Directors. In conjunction with the equity financing agreement, the Company also executed a national sales and marketing agreement with Quest Diagnostics.

(4)  Related Party Transactions

For the past three fiscal years, Quest Diagnostics Incorporated ("Quest Diagnostics") has been a customer of the Company's OptiMaxx product and most recently, within the Company's eHealth business. Due to the investments in the Company by Quest Diagnostics, it is considered a related party of the Company. Included in the Company's Consolidated Statement of Operations for the first half of fiscal 2002 and 2001 are revenues from Quest Diagnostics of $255,200 and $172,500, respectively. The Company also had accounts receivable from Quest Diagnostics included in its consolidated balance sheet of $169,700 at July 31, 2001 and $571,000 as of January 31, 2001.

(5)  Operating Segments

Based upon management's organization of its products and services, the company has two reportable segments: Healthcare Solutions (ChartMaxx, eMaxx, and OptiMaxx,), and Workflow and Content Management (Universal Document). The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of corporate expenses, unusual, infrequent and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). All of the Company's operations are located in the United States. The Company primarily sells to customers within the United States.

The following table presents the revenues and operating results of the Company by operating segment:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2001	2000	2001	2000

Revenues:
Healthcare solutions	$2,449,500	2,376,100	4,318,100	4,903,400
Workflow and content management	332,700	120,100	1,055,200	495,900
Less intercompany	(2,600)	(2,600)	(5,300)	(5,300)
Total revenues	$2,779,600 =======	2,493,600 =======	5,368,000 =======	5,394,000 =======

Segment operating results:
Healthcare solutions	$(2,090,200)	(1,058,200)	(4,012,400)	(1,327,600)
Workflow and content management	91,600	(210,300)	512,700	(69,200)
Total segment operating loss	(1,998,600)	(1,268,500)	(3,499,700)	(1,396,800)
Corporate expenses	(1,273,400)	(753,400)	(2,162,000)	(1,403,300)
Total operating loss	(3,272,000)	(2,021,900)	(5,661,700)	(2,800,100)
Other expense, net:	(23,700)	(181,100)	(446,600)	(277,000)

Loss before income tax benefit	$(3,295,700) ========	(2,203,000) ========	(6,108,300) ========	(3,077,100) ========

(6)  Liquidity

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

Due to the Company's cash requirements, on April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the close of which is still pending. See Footnote 3 for further discussion of the merger agreement. Additionally, in order for the Company to meet its short-term operating requirements, Quest Diagnostics has provided the Company with a secured line of credit arrangement of up to $5,000,000. As of July 31, 2001 $2,700,000 has been advanced under the secured line of credit agreement. This agreement extends until February 1, 2002 and is secured by all assets of the Company.

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

In April 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. The Company, upon the direction of its Board of Directors, obtained an opinion from an independent third party indicating that the merger consideration was fair to MedPlus shareholders from a financial point of view. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. Upon finalization of the proxy statement and receipt of regulatory approval, the Company will set its annual shareholders' meeting where the shareholders of the Company will be entitled to vote on the merger. The Company is anticipating an annual shareholders' meeting during the third quarter of fiscal 2002.

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

For OptiMaxx and Universal Document system sales, revenue is generally recognized upon shipment. Revenue is recognized for ChartMaxx systems when a contract is signed and the system is configured and shipped. If a contract requires the Company to perform services or provide modifications that are deemed significant to system acceptance, the Company recognizes revenue for the entire contract under the percentage of completion method of accounting. The Company recognizes eMaxx revenue under an Application Service Provider ("ASP") model on a transactional basis. To date, revenue for this business has not been material. Revenues from installation, implementation, training, and consulting services are recognized in the period in which the services are performed. Revenues from support contracts are recognized ratably over the term of the contract.

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

Results of Operations

Three Months Ended July 31, 2001 and July 31, 2000

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the three months ended July 31, 2001 ("second quarter of fiscal 2002") were $2,779,600, an increase of $286,000, or 11%, from $2,493,600 for the three months ended July 31, 2000 ("second quarter of fiscal 2001"). Systems sales decreased $321,900, or 22%, from the second quarter of fiscal 2001 as the Company executed two ChartMaxx contracts during this quarter, a decrease from three contracts in the previous year's second quarter. Also, although the Company has executed two ChartMaxx contracts during the quarter; due to the Company's revenue recognition policies, no revenue has been recognized on these contracts during the quarter. From a backlog perspective, the Company's backlog has increased from approximately $7,200,000 as of January 31, 2001 to 11,000,000 as of July 31, 2001. Support and consulting revenues for the second quarter of fiscal 2002 increased $607,900, or 59%, from the three months ended July 31, 2001 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase.

Gross Profit: Gross profit for the three months ended July 31, 2001 was $96,800, or 3% of revenues, compared to $470,500, or 19% of revenues, for the three months ended July 31, 2000. The gross profit percentage on systems sales decreased from 30% in the second quarter of fiscal 2001 to 15% in the second quarter of fiscal 2002 due largely to higher expenses in the Company's eHealth product line and higher overall amortization expense. Excluding eHealth related costs, the gross profit percentage on support and consulting revenues increased from 3% in the second quarter of fiscal 2001 to 20% in the second quarter of fiscal 2002. The increased margin primarily relates to higher consulting revenues. eHealth related consulting costs were approximately $416,000 during the second quarter of fiscal 2002, compared to $100,000 in the second quarter of fiscal 2001. The Company has employed more personnel and resources in the current year in order to enhance and grow its eMaxx product. The Company's eMaxx product is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Operating Expenses: Total operating expenses for the second quarter of fiscal 2002 were $3,368,800, an increase of $876,400, or 35%, compared to $2,492,400 for the second quarter of fiscal 2001. Sales and marketing expenses increased by a modest $46,600 or 6% between the two periods. Research and development expenses increased $283,700, or 39%, from the comparable period of 2001 due to increased personnel to facilitate product development of its existing products as well as the development related to its eHealth business. eHealth related costs were $287,600 in the current quarter. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. Most significantly, the Company has increased its investment in ehealth related research and development, and additionally had increased its personnel related to its ChartMaxx product line. General and administrative expenses increased $546,100, or 54% over the comparable period of the prior year. Combined with modest growth of expenses, the Company has incurred costs related to legal, valuation fees, severance and other personnel costs of approximately $475,000 during the second quarter of fiscal 2002. These costs have been incurred in connection with the proposed merger of the Company with Quest Diagnostics.

Other Income (Expense): Other income (expense), net consists primarily of interest income, interest expense, and other non-operating expenses. Interest expense of $34,300 for the second quarter of fiscal 2002 decreased by $36,200 or 51% from the second quarter of fiscal 2001. Interest expense for fiscal 2002 relates primarily to interest on borrowings related to the Company's line of credit with Quest Diagnostics. Other income(expense) for fiscal 2002 included primarily interest income. Other income(expense) for the second quarter of fiscal 2001 included interest income of $30,000, offset by several non-recurring items including expense of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $49,000 related to deferred costs due to an early repayment of the Company's subordinated notes.

Income Tax Benefit: The Company did not recognize an income tax benefit relating to its net operating losses for the second quarters of fiscal 2002 or 2001 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards.

Preferred Stock Dividend Requirements: The Company records quarterly dividends on its preferred stock. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the Consolidated Statement of Operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per common share-basic and diluted.

Loss Attributable to Common Shareholders and Loss Per Common Share: Net Loss has been adjusted for items related to the preferred dividends to derive the "Loss Attributable to Common Shareholders." This amount has been utilized in the calculation of net loss per common share.

Six Months Ended July 31, 2002 and July 31, 2001

Comparisons in this section are consistent with the presentation located in the Company's Consolidated Statement of Operations located at Item 1. Financial Statements of this 10-QSB. Please refer to Item 1 for the income statement depicting the amounts in this narrative.

Revenues: Revenues for the six months ended July 31, 2001 ("first half of fiscal 2002") were $5,368,000, a slight decrease of $26,000, or 0.5%, from $5,394,000 for the six months ended July 31, 2000 ("first half of fiscal 2001"). Systems sales decreased $477,500 or 17% from the first half of fiscal 2001. Although the Company has executed contracts with various hospitals, based upon the Company's revenue recognition policies, the Company has deferred the recognition of revenue related to system sales for certain contracts to future quarters. On a contract execution comparison, the Company has remained comparable year-over-year. From a backlog perspective, the Company's backlog has increased from approximately $7,200,000 as of January 31, 2001 to 11,000,000 as of July 31, 2001. Additionally, support and consulting revenues for the first half of fiscal 2002 increased $451,500, or 18%, from the first half of fiscal 2001 due to increased support and consulting revenues from the Company's ChartMaxx and OptiMaxx product lines as the number of installed sites of these products continues to increase. Fiscal 2001 also included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that was executed in the fourth quarter of fiscal 2000. The Company's eHealth business is still in the preliminary stages of development and significant revenues from this initiative are not expected in the near-term.

Gross Profit: Gross profit for the six months ended July 31, 2001 was $539,200, or 10% of revenues, compared to $1,813,200, or 34% of revenues, for the six months ended July 31, 2000. The gross profit percentage on systems sales decreased from 41% in the first half of fiscal 2001 to 26% in the first half of fiscal 2002 due to changes in the proportion of proprietary software compared to lower margin third party hardware and software included in sales during the comparable period. The gross profit percentage on support and consulting revenues decreased from 25% in the first half of fiscal 2001 to 3% in the first half of fiscal 2002, excluding eHealth related costs. eHealth related costs included in cost of revenues was approximately $900,000 for fiscal 2002, compared to $100,000 for fiscal 2001, as the Company continues to invest in its eHealth product line. In addition, fiscal 2001 included the positive impact of recognizing approximately $500,000 of consulting revenue for a significant contract that was exectuted in the fourth quarter of fiscal 2000, which is not necessarily indicative of a future trend in margin. However, the Company does anticipate a gradual improvement in the support and consulting revenue and margin as service contracts relating to the Company's ChartMaxx and OptiMaxx products continues to increase.

Operating Expenses: Total operating expenses for the first half of fiscal 2002 were $6,200,900, an increase of $1,587,600, or 34%, compared to $4,613,300 for the first half of fiscal 2001. In total, eHealth related expenses accounted for approximately $765,000 of the increase. Sales and marketing expenses increased a modest $5,800 from the comparable period of 2001. Research and development expenses increased $743,800, or 59%, compared to the first half of fiscal 2001. This increase relates to personnel increases in the area of product development as the Company has doubled its resources in this area to facilitate product development of its existing products as well as the development related to its eHealth business. The Company believes that product development related activities are the cornerstone to maintaining a competitive position in the market and will continue to invest in these types of activities. General and administrative expenses increased $838,000 or 47%, from the comparable period of 2001. The Company has incurred costs related to legal, valuation fees, bonus, and severance of approximately $695,000 in connection with the proposed merger of the Company with Quest Diagnostics.

Other Income (Expense): Other income (expense), net consists primarily of interest income, interest expense, and other non-operating expenses. Interest expense of $34,300 decreased by $179,300, or 84%, for the first half of fiscal 2002. Interest expense for the current year consists solely of interest related to the Company line of credit agreement with Quest Diagnostics, Incorporated. Other expense in fiscal year 2002 includes various items related to the probable termination of its equity line of credit agreement with a private investment firm including a $250,000 termination fee and write-off of $200,300 for deferred costs related to warrants issued in connection with this transaction. Other income(expense) for the first half of fiscal 2001 includes interest income, offset by several non-recurring items including expense of $90,000 related to an estimated fair value for common stock warrants that were issued in May 2000 and the write-off of $49,000 related to deferred costs due to an early repayment of the Company's subordinated notes.

Income Tax Benefit: The Company's did not recognize an income tax benefit relating to its net operating losses for the first half of fiscal 2002 or 2001 as the realization of these benefits did not meet the recognition criteria at the end of either period due to the Company's history of operating losses. The Company's ability to recognize the full benefit of its net operating loss in future periods will be dependent upon the generation of future taxable income, limitations imposed by the Internal Revenue Service, and other matters potentially affecting the realizability of these carryforwards. As of December 31, 2001, the Company had anticipated net operating loss carryforwards of approximately $19 million.

Preferred Stock Dividend Requirements: The Company records dividends on its preferred stock each quarter. Although the Company is only required to pay dividends at an annual rate of 4% for the first three years, the preferred stock dividend requirement disclosed in the consolidated statement of operations has been calculated using the Company's estimated market rate of 8%. A market rate of 8% was utilized as the dividends are considered increasing rate dividends for accounting purposes. The incremental 4% has no impact on the financial condition or cash flows of the Company, but negatively impacts the Company's loss per common share-basic and diluted.

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

In April 2001, the Company announced that its board of directors authorized management to enter discussions for an acquisition of the Company by Quest Diagnostics Incorporated ("Quest Diagnostics"), a related party to the Company. This action was taken by the board of directors after concluding that the current operating performance of the Company, coupled with the recent and continued downturn in the capital markets, have adversely affected the Company's ability to raise the debt or equity financing necessary to fund the Company's ongoing operations. Quest Diagnostics, which owns approximately 18% of MedPlus' outstanding voting stock, has proposed to acquire all of the remaining outstanding shares of preferred and common stock at $2.00 per share in cash. The Company, upon the direction of its Board of Directors, obtained an opinion from an independent third party indicating that the merger consideration was fair to MedPlus shareholders from a financial point of view. On April 25, 2001, the Company and Quest Diagnostics executed a definitive merger agreement, the closing of which is contingent upon various items including obtaining majority shareholder approval of the transaction. Upon finalization of the proxy statement and receipt of regulatory approval, the Company will set its annual shareholders' meeting where the shareholders of the Company will be entitled to vote on the merger. The Company is anticipating an annual shareholders' meeting during the third quarter of fiscal 2002.

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

Finally, in order for the Company to continue having its stock listed on the Nasdaq National Market ("Nasdaq"), the Company's market listing agency, the Company must maintain in compliance with the Nasdaq's minimum net tangible asset requirement of at least $4,000,000 under Maintenance Standard 1 of the Nasdaq regulations. Although the Company has not received any formal communication from the Nasdaq, the Company is not currently in compliance with this requirement. Upon the closing of the Quest Diagnostics acquisition discussed above, the Company's stock will be wholly owned by Quest Diagnostics and will no longer be traded under its own symbol on the Nasdaq. In the event that the closing were to not occur, the Company would need to obtain sufficient equity based funding in order to meet this requirement or its stock would be delisted from the Nasdaq.

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

Cash Flows from Operations and Liquidity

Cash flows used by operating activities for the first quarter of fiscal 2002 were $2,711,500. The principal uses of cash include the Company's net loss position, offset by amortization and depreciation and by various changes in working capital accounts. In fiscal 2001, cash flows used by operating activities were $2,578,300.

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

Material Commitment

In June 2000, the Company executed a national sales and marketing agreement with Quest Diagnostics. In exchange for the promotion and marketing of the Company's eMaxxTM product, the Company will pay Quest Diagnostics a referral fee equal to 3% of the gross revenue generated in connection with the applicable sale. To-date, no fees have been paid as no sales have been earned under the contract.

Forward Looking Statements

The Company notes that many of the statements made herein are forward-looking statements. As such, in addition to the risk factors addressed herein, factors may occur which could cause actual events to differ materially from those anticipated in these statements.

For example, although the Company anticipates a close of the Quest Diagnostics merger in the third quarter of fiscal 2002, any number of factors, including legal and regulatory issues and obtaining majority shareholder approval of the transaction, could occur which would inhibit the pending acquisition.

Additionally, although the Company believes sales of ChartMaxx and OptiMaxx will increase in fiscal 2002, there can be no assurance that an increase will occur. Trends in the market, acceptance of new technology and government regulation could have a substantial impact on Company sales. In addition, as noted, the Company is also focusing on its eHealth strategy, which will require significant cash outlays in order to realize its full potential. There can be no assurance as to the extent or timing of the Company's success in achieving these goals.

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

Item 4. Submission of Matters to a Vote of Security Holders N/A

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

Note 2: Filed as an Exhibit to Form 8-K on May 3, 2001

Reports on Form 8-K filed during the three month period ending July 31, 2001.

On May 3, 2001, the Company filed a Form 8-K announcing the intended merger between the Company, Quest Diagnostics Incorporated, and Q-M Merger Sub, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedPlus, Inc.

Date:	September 13, 2001	By:	/s/ Daniel A. Silber Daniel A. Silber Vice President and Chief Financial Officer

* Pursuant to the last sentence of General Instruction

G to Form 10-QSB, Mr. Daniel A. Silber has

executed this Quarterly report on Form 10-QSB both

on behalf of the registrant and in his capacity as its

principal financial and accounting officer.